Form 10-Q
period 2022-03-31
Edible Garden AG Inc
filed 2022-06-21
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41371

EDIBLE GARDEN AG INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	85-0558704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

283 Country Road 519 Belvidere, NJ 07823

(Address of principal executive offices) (Zip Code)

(908) 750-3953

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EDBL	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	EDBLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of June 10, 2022, the registrant had 8,454,941 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2022	2021

ASSETS

Current assets:
Cash	$18	$31
Accounts receivable, net	879	767
Inventory	399	360
Prepaid expenses and other current assets	5	33

Total current assets	1,301	1,191

Property, equipment and leasehold improvements, net	2,399	2,573
Other assets	208	226

TOTAL ASSETS	$3,908	$3,990

LIABILITIES AND STOCKHOLDERS DEFICIT
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$3,405	$2,880
Short-term debt, net of discounts	5,641	4,209

Total current liabilities	9,046	7,089

Long-term liabilities:
Long-term debt, net of discounts	3,968	3,882
Long-term lease liabilities	106	126

Total long-term liabilities	4,074	4,008

Total liabilities	13,120	11,097

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS DEFICIT:
Common stock ($0.0001 par value, 200,000,000 shares authorized, 5,000,000 and 5,080,000 shares outstanding as of December 31, 2021 and March 31, 2022 (1)	1	1
Additional paid-in capital	1,012	511
Accumulated deficit	(10,225)	(7,619)
Total stockholders deficit	(9,212)	(7,107)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$3,908	$3,990

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Three Months Ended March 31,
	2022	2021

Revenue	$2,737	$2,483
Cost of goods sold	2,832	2,366

Gross profit	(95)	117

Selling, general and administrative expenses	2,007	1,274

Loss from operations	(2,102)	(1,157)

Other expenses
Interest expense, net	(503)	(38)

Total other expenses	(503)	(38)

NET LOSS	$(2,606)	$(1,195)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.51)	$(0.30)

Weighted-Average Number of Common Shares Outstanding Basic and Diluted (1)	5,077,151	4,000,000

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT

(in thousands, except for shares) (1)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	5,000,000	$1	$511	$(7,619)	$(7,107)

Shares issued as payment for services	80,000	-	400	-	400
Warrants issued with debt	-	-	101	-	101
Net Income (Loss)	-	-	-	(2,606)	(2,606)
Balance at March 31, 2022	5,080,000	$1	$1,012	$(10,225)	$(9,212)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	4,000,000	$-	$6	$(2,081)	$(2,075)

Net Income (Loss)	-	-	-	(1,195)	(1,195)
Balance at March 31, 2021	4,000,000	$-	$6	$(3,276)	$(3,270)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,606)	$(1,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5	-
Depreciation	193	192
Amortization of operating lease right of use asset	18	15
Amortization of debt discount	333	-
Stock issued as payment for services	400	-
Change in operating assets and liabilities:
Accounts receivable	(116)	(153)
Inventory	(39)	70
Prepaid expenses and other current assets	27	21
Accounts payable and accrued expenses	524	893
Operating lease liabilities	(18)	(15)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(1,279)	(173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(19)	(12)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(19)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,495	250
Payments of debt principal	(30)	(62)
Payment of debt issuance costs	(180)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	1,285	188

NET CHANGE IN CASH	(13)	3
Cash at beginning of period	31	5

CASH AT END OF PERIOD	$18	$8

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$5	$1

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt	$101	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden AG Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Unrivaled Brands, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020 Edible Garden AG, Inc. had no operations. Hereafter, Edible Garden AG, Inc. and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Unrivaled Brands, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted.

We authorized 100,000 shares of common stock at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. This reverse stock split did not change the number of authorized common shares. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at approximately 4,500 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in the final prospectus dated May 5, 2022 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 6, 2022. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In the past, insufficient liquidity to satisfy all of our future financial obligations raised substantial doubt as to our ability to continue as a going concern. However, upon completion of our initial public offering on May 6, 2022, management believes that there is no longer a material uncertainty as to the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes.

Examples of significant estimates and assumptions include provisions for doubtful accounts, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities and valuation of our common stock. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $133,986 as of March 31, 2022 and December 31, 2021.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The inventory reserve was $9,871 as of March 31, 2022 and December 31, 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Our fixed assets, which are comprised of leasehold improvements, equipment and vehicles, have useful lives of five years.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 4, “Property, Equipment and Leasehold Improvements, Net” for further information.

Revenue Recognition and Performance Obligations

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. Payments from our customers are due upon delivery or within a short period after delivery.

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended March 31, 2022 and 2021:

	Three Months Ended,
	March 31, 2022	March 31, 2021
Herbs & Produce	$2,410	$2,280
Vitamins and Supplements	327	203
Total	$2,737	$2,483

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606, generally do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing, and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $27,658 and $21,429 during the three months ended March 31, 2022 and 2021, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2021 and three months ended March 31, 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

Segment reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision makers are the Chief Executive Officer and its Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas.

NOTE 3 – INVENTORY

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	March 31,	December 31,
	2022	2021

Raw materials	$40	$68
Work-in-progress	359	292

Total inventory	$399	$360

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements (net) as of March 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	March 31,	December 31,
	2022	2021

Furniture and equipment	671	667
Computer hardware	4	4
Leasehold improvements	3,046	3,031
Vehicles	131	131
Construction in progress	4	4

Subtotal	3,856	3,837
Less accumulated depreciation	(1,457)	(1,264)
Property, equipment and leasehold improvements, net	$2,399	$2,573

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2022 and 2021 was $192,775 and $179,533, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31, 2022	December 31, 2021

Accounts payable	$2,719	$2,270
Accrued expenses	149	164
Accrued interest payable	247	117
Accrued payroll	142	213
Accrued vacation	68	39
Current lease liability	80	77
Total Accounts Payable and Accrued Expenses	$3,405	$2,880

NOTE 6 – NOTES PAYABLE

Notes payable as of March 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	March 31,	December 31,
	2022	2021
Secured promissory note	$3,783	$3,783
Evergreen private placement	3,680	2,301
SBA loan	150	150
SAFE agreements	538	538
Related party loans	1,978	1,888
Vehicle loans	112	116
Total Gross Debt	$10,241	$8,776

Less: Gross short term debt	(6,237)	(4,209)
Less: Debt discount	(36)	(685)
Net Long Term Debt	$3,968	$3,882

Scheduled maturities of long-term debt as of March 31, 2022, are as follows (in thousands):

Years Ending December 31,
2022	6,212
2023	701
2024	29
2025	3,135
2026	14
Thereafter	150
$10,241

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”)  in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. During the year ended December 31, 2021, accrued interest of $129,662 was added to the principal. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. As of March 31, 2022, the unamortized discount related to the promissory note was $36,013.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (together with the First Sament Note, the “Sament Notes”), which accrues interest at a rate of 3.50% per annum and matures on June 3, 2023. The promissory note is secured by the Company’s operating assets purchased from the Predecessor.

During 2021, $129,662 of accrued interest related to the Sament notes was added to the debt principal.

Evergreen Private Placement

On October 7, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Evergreen Capital Management LLC (the “Holder” or “Evergreen”), whereby Evergreen agreed to purchase up to $2,000,000 of secured convertible notes (the “Notes”) and warrants to purchase an aggregate of 205,750 shares of the Company’s common stock, in four tranches. The Notes, which mature nine months after issuance, are convertible, in whole or in part, into shares of the Company’s common stock, at the election of the Holder. The Notes have an original issue discount of 15.00% and incur interest at a rate of 5.00% per annum. The Notes may be prepaid in whole or in part at any time upon providing the Holder at least three business days prior written notice, upon which the Holder will have the option to convert the Notes to shares of the Company’s common stock. The Notes are secured by the Company’s operating and financial assets. Because the public offering price of the Company’s common stock in its initial public offering was lower than the conversion price under the Evergreen Notes and lower than the exercise price of the Evergreen Warrants, the conversion and exercise prices were reduced to the public offering price of $5.00 per share (see Note 11 – Subsequent Events). The Evergreen Notes are secured and subordinated to the Sament Notes. In connection with the Agreement, the Company entered into an Intercreditor Agreement and Amendment with Sament, whereby Sament agreed to subordinate its security interest in the assets of the Company in favor of the Holder.

On October 7, 2021, upon exercise of the first tranche of the Agreement, the Company entered into a $1,150,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche One Note”), which resulted in total cash proceeds of $1,000,000 after consideration of the original issue discount of 15.00%. The Tranche One Note was initially convertible to shares of the Company’s common stock at a conversion price of $7.65. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 150,327 shares of the Company’s common stock at an initial price of $7.65 per share. The warrants, which had a fair value of $413,164, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche One Note was $199,806.

On November 8, 2021, upon exercise of the second tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Two Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 8, 2026. The warrants, which had a fair value of $32,748, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Two Note was $39,541.

On November 22, 2021, upon exercise of the third tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Three Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 22, 2026. The warrants, which had a fair value of $32,660, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Three Note was $43,924.

On December 20, 2021, upon exercise of the fourth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Four Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%.  The Tranche Four Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire December 20, 2026. The warrants, which had a fair value of $27,901, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Four Note was $45,092.

On January 14, 2022, upon exercise of the fifth tranche of the Agreement, the Company entered into a $460,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Five Note”), which resulted in total cash proceeds of $400,000 after consideration of the original issue discount of 15%.  The Tranche Five Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 22,169 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire January 14, 2027. The warrants, which had a fair value of $33,375, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Five Note was $66,745.

On February 11, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,500,000 and the number of warrants to purchase common stock to 1,167,297. On February 11, 2022, upon exercise of the sixth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Six Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%.  The Tranche Six Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on February 11, 2027. The warrants, which had a fair value of $8,411, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Six Note was $19,076.

On February 18, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,900,000 and the number of warrants to purchase common stock to 1,278,141. On February 18, 2022, upon exercise of the seventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Seven Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%.  The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on February 18, 2027. The warrants, which had a fair value of $8,400, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Seven Note was $19,674.

On March 2, 2022, upon exercise of the eighth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Eight Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Eight Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on March 2, 2027. The warrants, which had a fair value of $8,135, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Eight Note was $20,650.

On March 9, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $3,200,000 and the number of warrants to purchase common stock to 1,361,274. On March 9, 2022, upon exercise of the ninth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Nine Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%.  The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on March 9, 2027. The warrants, which had a fair value of $25,223, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Nine Note was $64,501.

On March 18, 2022, upon exercise of the tenth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Ten Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Ten Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on March 18, 2027. The warrants, which had a fair value of $8,481, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Ten Note was $22,350.

On March 30, 2022, upon exercise of the eleventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche 11 Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche 11 Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75.  Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share.  The warrants will expire on March 30, 2027. The warrants, which had a fair value of $8,541, were recorded as a discount on debt. As of March 31, 2022, the unamortized discount related to the Tranche Ten Note was $23,541.

Small Business Administration (“SBA”) Loans

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic.

SAFE Agreements

During the year ended December 31, 2020, the Company entered into Simple Agreements for Future Equity (“SAFEs”) with investors through a Regulation Crowdfunding campaign in exchange for cash investments. Upon a future equity financing of greater than $1,000,000, the SAFE securities are convertible at the option of the Company into securities identical to those issued in the future equity financing (“Shadow Securities”), except (1) they do not have the right to vote except as required by law, (2) they must vote in accordance with the majority of the investors in such future equity financing with respect to any such required vote and (3) they are not entitled to any inspection or information rights. If the Company elects to convert the securities upon the closing of a future equity financing, the investors will receive the number of Shadow Securities equal to the greater the quotient obtained by dividing the amount the investor paid (the “Purchase Amount”) for the securities by:

(a)

the quotient of $18,500,000 divided by the aggregate number of issued and outstanding shares of capital stock, assuming full conversion or exercise of all convertible and exercisable securities then outstanding, including shares of convertible preferred stock and all outstanding vested or unvested options or warrants to purchase capital stock, but excluding (i) the issuance of all shares of capital stock reserved and available for future issuance under any of the Company’s existing equity incentive plans, (ii) convertible promissory notes issued by the Company, (iii) any SAFEs, and (iv) any equity securities that are issuable upon conversion of any outstanding convertible promissory notes or SAFEs, or

(b)	the lowest price per share of the securities sold in such future equity financing.

The price (either (a) or (b)) determined above shall be deemed the “First Financing Price” and may be used to establish the conversion price of the securities at a later date, even if the Company does not choose to convert the SAFE securities upon the first future equity financing.

Upon the Company’s initial public offering of common shares or a change of control (a “Liquidity Event”) prior to any equity financing, the investors will receive, at the option of the investors, either (i) a cash payment equal to the purchase amount or (ii) a number of shares of common stock of the Company equal to the purchase amount divided by the quotient of (a) $18,500,000 divided by (b) the number, as of immediately prior to the Liquidity Event, of shares of the Company’s capital stock (on an as-converted basis) outstanding, assuming exercise or conversion of all outstanding, vested and unvested options, warrants and other convertible securities, but excluding (i) shares of common stock reserved and available for future grant under any equity incentive or similar plan; (ii) any SAFEs; and (iii) convertible promissory notes.

In the case of a Liquidity Event following any equity financing, the investors will receive, at the option of the investors, either (i) a cash payment equal to the Purchase Amount, or (ii) a number of shares of the most recently issued preferred stock equal to the Purchase Amount divided by the First Financing Price. Shares of preferred stock granted in connection shall have the same liquidation rights and preferences as the shares of preferred stock issued in connection with the Company’s most recent Equity Financing.

From October 2020 through April 2021, the Company raised a total of $537,923 in the Regulation Crowdfunding campaign, which was made through OpenDeal Portal LLC (the “Intermediary”). The Intermediary was entitled to receive a 6% commission fee and 2% of the securities issued in connection with the offering, which closed in April 2021.

Related Party Loans

During 2020, the Company borrowed $25,000 from Michael James, the Company’s Chief Financial Officer and Director, of which $2,500 remained outstanding as of March 31, 2022. The funds borrowed were utilized to fund ongoing operations and do not accrue interest.

During 2021, the Company issued Convertible Promissory Notes (the “Convertible Notes”) with principal amounts totaling $1,200,000 to Michael James, the Company’s Chief Financial Officer. The Convertible Notes mature on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The principal and interest due and owed under the Convertible Notes, which bear interest at a rate of 12.00% per annum, are convertible into shares of Common Stock at any time at the election of Mr. James at a conversion price equal to $4.625 (subject to adjustment for forward reverse stock splits and the like after the issuance date). The Company may prepay any portion of the principal and accrued interest due under the Convertible Notes at any time and without penalty, upon providing ten days written notice to Mr. James.

During 2021, the Company issued Promissory Notes (the “Promissory Notes”) totaling $660,000 to Mr. James, which mature on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bear interest at a rate of 12.00% per annum. The Company may prepay any portion of the principal and accrued interest due under the Promissory Notes at any time and without penalty, upon providing ten days written notice to Mr. James.

During 2021, the Company issued Demand Notes totaling $35,200 to James Kras, the Company’s Chief Executive Officer and Director. The funds borrowed were utilized to fund ongoing operations and did not accrue interest. The remaining outstanding balance of $25,200 was exchanged for a Convertible Promissory Note on the same terms as issued to Mr. James.

On January 7, 2022, the Company issued a promissory note totaling $70,000 to Mr. James on the same terms as the Promissory Notes issued to Mr. James in 2021.

On March 7, 2022, the Company issued a promissory note totaling $20,000 to Mr. James, which matures on June 30, 2022 and does not incur interest.

Other Loans

During the three months ended March 31, 2022, the Company issued a promissory note with a principal amount totaling $25,000 to an unaffiliated third party, of which zero remained outstanding as of March 31, 2022.

Vehicle Loans

During 2020, the Company entered into a financing agreement for the purchase of a vehicle. The loan, which accrues interest at a rate of 17.51%, matures on April 26, 2024. The loan is secured by the vehicle purchased.

During 2021, the Company entered into three financing agreements totaling $102,681 for the purchase of vehicles. The loans, which accrue interest at rates of 16.84% - 18.66%, mature in 2026. The loans are secured by the vehicles purchased.

NOTE 7 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets (“Lease Assets”) are included within “Other assets” on the Company’s consolidated balance sheet.

Lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Lease assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both lease assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

We are currently party to an ongoing arrangement with the Predecessor whereby we made lease payments of approximately $15,300 per month during 2021 and make lease payments of approximately $15,550 per month during 2022 to the lessor of the land on which our flagship facility is built and for which our predecessor company is the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”.

During the three-month period ended March 31, 2022, total operating lease cost was $61,446, of which $34,686 was associated with short-term leases. During the three months ended March 31, 2021, total operating lease cost was $56,346, of which $29,586 was associated with short-term leases. As of March 31, 2022 and December 31, 2021, short-term lease liabilities of $80,800 and $77,363 are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease assets and lease liabilities as of March 31, 2022:

(in thousands)
March 31,
2022
Operating lease assets	$186
Operating lease liabilities	$186

The table below presents the maturities of operating lease liabilities as of March 31, 2022:

(in thousands)
Operating
Leases
2022 (Remaining)	$80
2023	107
2024	36
Total lease payments	223
Less: discount	(37)
Total operating lease liabilities	$186

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

March 31,
2022
Remaining lease term (years)	2.1
Discount rate	17.5%

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 5,000,000 shares of common stock with $0.0001 par value. As of March 31, 2022 and December 31, 2021, 5,080,000 and 5,000,000 shares were issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued 80,000 shares of common stock to Evergreen, subject to a Leak-Out provision as provided in the Securities Purchase Agreement dated as of October 7, 2021, as amended from time to time. During the six-month period following the Company’s initial public offering, Evergreen agreed that it will not offer or sell in a public broker transaction any shares of Common Stock on any trading day in an amount greater than 15% of the average daily trading volume over the five trading days preceding the date of any such sale. However, if Evergreen does not sell the full permitted amount on any trading day, it may carry forward any shortfall in its sales to increase the permitted amount for subsequent trading days, provided that the amount sold on any trading day shall not exceed 50% of the average daily trading volume over the five trading days preceding the date of any such sale.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2021	205,750	$11.18
Warrants granted	66,511	$5.00
Outstanding March 31, 2022	272,261	$9.67

During the three months ended March 31, 2022, the Company issued warrants to purchase an aggregate of 66,511 shares of common stock to Evergreen in conjunction with the private placement described in Note 6, “Notes Payable,” which were accounted for as a debt discount. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term	2.5 Years
Volatility	60.4%
Risk-free interest rate	1.6%
Dividend yield	0.0%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

The Company is party to an action filed against us on November 29, 2021 by Green City Growers Cooperative in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff seeks damages for an alleged breach of a supplier agreement. The Company denies the allegations and has filed a counterclaim against the plaintiff. The Company plans to vigorously defend itself.

If the Company settles this claim or the action is not resolved in its favor, the Company may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. The Company can provide no assurances that its insurer will insure the legal costs, settlements or judgments incurred in excess of its deductible. If the Company is unsuccessful in defending itself from this claim or if its insurer does not insure against legal costs incurred in excess of the Company’s deductible, the result may materially adversely affect the Company’s business, results of operations and financial condition.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into loan agreements with certain officers, the terms of which are disclosed in Note 6, “Notes Payable.”

The Company is party to an ongoing arrangement with the Predecessor whereby the Company made lease payments of approximately $15,300 per month during 2021 and make lease payments of approximately $15,550 per month during 2022 to the lessor of land for which the Predecessor is the lessee. The lease agreement is associated with land the Company utilizes for its ongoing operations. See Note 7, “Leases” for more information.

NOTE 11 – SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, the Company has evaluated subsequent events through June 16, 2022, which is the date the unaudited consolidated financial statements were available for issuance.

Initial Public Offering

On May 5, 2022, the Company’s stock began trading on NASDAQ under the symbol “EDBL”. On May 5, 2022, the Company entered into an underwriting agreement with Maxim Group LLC as representative of the underwriters in a firm commitment initial public offering of an aggregate of 2,930,000 units (“Units”), each unit consisting of one share of common stock, par value $0.0001 per share and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The total net proceeds to the Company were $13,624,500, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,025,500.

From the net proceeds received from the offering, the Company paid Evergreen an aggregate of $2,531,006 in accordance with the terms of the convertible notes held by Evergreen. The Company converted SAFEs into 153,996 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock.  The Company also paid the Chief Financial Officer $785,597 upon the maturity of promissory notes he held.  Upon the closing of the offering, the Chief Financial Officer converted $1,317,800 of convertible notes into 284,930 shares of common stock, and the Chief Executive Officer converted $27,821 of a convertible note into 6,015 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “can,” “estimates,” “expects,” “continues,” “anticipates,” “projections,” “plans,” “potential,” “intends,” “believes,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our market opportunity;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to effectively manage or sustain our growth;
•	our ability to grow the business due to the uncertainty resulting from the COVID-19 pandemic or any future pandemic;
•	our expected use of proceeds from our initial public offering;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
•	the potential lack of liquidity and trading of our securities;
•	the lack of an established market for our securities; and
•	our potential ability to obtain additional financing.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other reports filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

Edible Garden is a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs and lettuces. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of lettuce in the ground, by using a vertical greenhouse, we can grow many towers of lettuce in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

Our controlled greenhouse facilities allow us to grow consistent quality herbs and lettuces year-round, first by eliminating some of the variability of outdoor farming with our CEA techniques, and second by leveraging our proprietary software, GreenThumb. In addition to using hydroponic and vertical greenhouse systems, we use a “closed loop” system in our greenhouses. Generally, in a “closed loop” system, drain water is recollected and reused for irrigation. In our closed loop system, we also cycle water back into the system that has been collected through reverse osmosis. When compared to conventional agriculture, our closed looped systems and hydroponic methods use less land, less energy and less water (than legacy farms), thus conserving some of the planet’s limited natural resources. Our advanced systems are also designed to help mitigate contamination from harmful pathogens, including salmonella, e-coli and others.

We have also developed patented software called GreenThumb that assists in tracking plants through our supply chain. Utilizing our GreenThumb software to track the status of our plants as they grow and move throughout the greenhouse allows us to add a layer of quality control due to the frequent monitoring of the growing process, leading to improved traceability. In this context, traceability means being able to track a plant through all stages of production and distribution. In addition to improving traceability, GreenThumb helps us better manage the day-to-day operations of our business. GreenThumb is a web-based greenhouse management and demand planning system that does the following:

•	integrates in real-time with our cloud business software suite for monitoring daily sales data;
•	generates reports by category, product, customer, and farm to allow us to analyze sales, trends, margins and retail shrink (spoiled product);
•	provides dynamic pallet mapping for packout, which enables us to more efficiently ship our products;
•	utilizes a proprietary algorithm that uses year-over-year and trending sales data to develop customer specific and aggregate product specific forecasting for our greenhouses;
•	aggregates all greenhouse activity input to provide real-time inventory and availability reports of all products in our greenhouses;
•	manages our online ordering system with user controlled product availability based upon greenhouse inventory;
•	provides a route management system for coordinating the logistics of our direct store delivery program; and
•	tracks all production activities at greenhouses, including sowing, spacing, dumping, spraying, picking and packing, using hand held devices.

We also use our GreenThumb software to help monitor the quality of our products, and we have dedicated quality assurance and quality control personnel that check and monitor our products. We have customer service personnel that answer any questions the consumers of our products may have, and we regularly ask for feedback from our customers on the quality of our products. The combination of the GreenThumb software, quality assurance and control processes (including compliance with food safety standards), and feedback from consumers and purchasers holds us accountable for maintaining the quality of our herbs and lettuce.

We focus our efforts on producing our herbs and vegetables in a sustainable manner that will reduce consumption of natural resources, by recycling water in our closed loop system and using LED lights instead of conventional lightbulbs to accelerate crop growth and yield, when necessary. In addition, the inventory management component of GreenThumb allows us to manage inventory levels, order quantities and fill rates while maximizing truck loads. This means that we are better able to control shipping our products in full truck loads, thus eliminating multiple deliveries and decreasing the excess emission of greenhouse gases that would result from many partially full trucks delivering our products. Together, these elements of our production and distribution process are intended to reduce our carbon footprint, or the total amount of greenhouse gases that are generated by our actions, as compared to a legacy farm business.

We believe our focus on our brand “Edible Garden” is a significant differentiator. The brand not only lends itself to our current portfolio of products but allows us to develop other products in the “Consumer Brands” category. Our focus on sustainability, traceability, and social contribution, which we define as an ongoing effort to improve employee relations, working conditions, and local communities, presents our value proposition to our customers and supermarket partners and distributors.

RECENT DEVELOPMENTS

On May 5, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,930,000 units (“Units”) consisting of one share (“Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock (“Warrants”) at an exercise price equal to $5.00 per share of Common Stock. The public offering price was $5.00 per Unit and the underwriters agreed to purchase 2,930,000 Units at an 7.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to an additional 439,500 Shares and/or Warrants to purchase up to an additional 439,500 shares of Common Stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $14.7 million, before deducting underwriting discounts and commissions and other offering expenses. On May 5, 2022, the Representative partially exercised its over-allotment option to purchase 439,500 Warrants for gross proceeds of approximately $4,000. The Shares and Warrants were issued pursuant to the Company’s registration statement on Form S-1 (File No. 333-260655), initially filed by the Company with the SEC on November 1, 2021, as amended, which was declared effective on May 4, 2022. A final prospectus relating to the Offering was filed with the SEC on May 6, 2022. The Shares and Warrants began trading on the Nasdaq Capital Market on May 5, 2022. The Offering closed on May 9, 2022.

On May 4, 2022, in connection with the Offering, the Company’s board of directors appointed Mathew McConnell, Tracy Nazzaro and Ryan Rogers as members of the board of directors.

Pursuant to the Underwriting Agreement, the Company issued to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 117,200 shares of Common Stock (“Representative’s Warrants”). The Representative’s Warrants are exercisable at $6.25 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date.

On May 9, 2022, in connection with the closing of the Offering, the Company entered into a Warrant Agency Agreement with American Stock Transfer & Trust Company, LLC (“AST”) as of May 9, 2022 pursuant to which AST agreed to act as warrant agent with respect to the Warrants.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions.

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include allowance for doubtful accounts. The following are the accounting policies most critical to the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. Payments from our customers are due upon delivery or within a short period after delivery.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Our fixed assets, which are comprised of leasehold improvements, equipment and vehicles, have useful lives of five years.  Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return.  The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  At March 31, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model.  Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue	$2,737	$2,483
Cost of goods sold	2,832	2,366
Gross Profit	(95)	117
Selling, general and administrative expenses	2,007	1,274
Loss from operations	(2,102)	(1,157)
Other income / (expense)
Interest expense, net	(503)	(38)
Total other income / (expense)	(503)	(38)
NET LOSS	$(2,606)	$(1,195)

Revenues

Revenues were $2.737 million for the three months ended March 31, 2022, compared to $2.483 million for the three months ended March 31, 2021. Revenues increased $254 thousand, or 10.23%, compared to the three months ended March 31, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold were $2.832 million for the three months ended March 31, 2022 compared to $2.366 million for the three months ended March 31, 2021. Cost of goods increased $466 thousand, or 19.70%, compared to the three months ended March 31, 2021. The increase was due to higher labor costs due to COVID-19, higher packaging costs due to inflation and higher costs charged by our contract farmers to supply the products we sell.

Gross margin

Gross margin was ($95) thousand or (3.47%) of sales for the three months ended March 31, 2022, compared to $117 thousand or 4.71% of sales for the three months ended March 31, 2021. Gross margin declined by $212 thousand or 8.18% as a percentage of sales. Our margins dropped due to the increased costs incurred to fulfill the demand by our customers as a result of COVID-19 for our products which we were able to produce and deliver. The increased costs were higher labor costs due to COVID-19, higher packaging costs due to inflation and higher costs charged by our contract farmers.

Selling, general and administrative

Selling, general and administrative expenses were $2.007 million for the three months ended March 31, 2022, compared to $1.274 million for the three months ended March 31, 2021. Selling, general and administrative expenses increased by $733 thousand or 57.53%, compared to the three months ended March 31, 2021. Outside professional fees increased by $420 thousand, of which $400 thousand was through the issuance of common stock. Our expenses for natural gas increased by $146 thousand due to the increase in the price of that commodity. Repairs and maintenance increased by $63 thousand due to the costs incurred to reduce the cost to heat the greenhouse. Salaries and benefits increased by $33 thousand due to higher wages paid. Legal costs increased by $43 thousand in preparation for the Offering. Commission expense has increased by $12 thousand due to higher sales.

Loss from operations

Loss from operations were $2.102 million for the three months ended March 31, 2022, compared to $1.157 million for the three months ended March 31, 2021. The increase in loss from operations was $945 thousand, or 81.68%, compared to the three months ended March 31, 2021.

Interest expense

Interest expense was $503 thousand for the three months ended March 31, 2022, versus $38 thousand for the three months ended March 31, 2021. The interest was incurred due to the seller financing notes for the Asset Acquisition, loans provided by an officer for working capital and the convertible notes issued to Evergreen Capital Management, Inc. (“Evergreen”) for working capital.

Net loss

Net loss was $2.606 million for the three months ended March 31, 2022, compared to a net loss of $1.195 million for the three months ended March 31, 2021.

Management will continue its efforts to attempt to lower operating expenses and increase revenue.  We continue to invest in further expanding our operations and promoting our name and products.  Given the fact that most of the operating expenses are fixed or have a quasi-fixed character, management expects that, as revenue increases, those expenses, as a percentage of revenue, will significantly decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have incurred significant losses since our inception. We have experienced net losses of approximately $2.61 million during the three months ended March 31, 2022 and $5.54 million in the year ended December 31, 2021. The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, and other strategic investments. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through cash flows from operations, as well as funds available under our term loan borrowings and related party loans. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

Our operations used $1.28 million of cash during the three months ended March 31, 2022, compared to $173 thousand during the comparable period in 2021, relating primarily to operating losses.

Cash used in investing activities was $19 thousand during the three months ended March 31, 2022, relatively flat as compared to $12 thousand during the comparable period in 2021. In both periods, cash was used for the purchase of equipment.

Cash provided by financing activities during the three months ended March 31, 2022 was $1.29 million, compared to $188 thousand during the comparable period in 2021. This increase was driven by the proceeds of the private placement with Evergreen, as compared to the proceeds received from the offering of SAFEs in 2021.

As of March 31, 2022 and December 31, 2021, we had $18 thousand and $31 thousand in cash and cash equivalents available, respectively. As of March 31, 2022 and December 31, 2021, we had $9.61 million and $8.09 million of total debt outstanding, respectively. We believe our cash on hand, together with the proceeds of the Offering and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.  In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our filings with the SEC.

Capital Resources

During the quarter ended March 31, 2022, we issued an aggregate of $1.38 million in principal amount of convertible promissory notes, together with warrants to purchase 66,511 shares of common stock, to Evergreen for gross proceeds of $1.2 million. See Note 6, “Notes Payable – Evergreen Private Placement” for more information. After the Offering, these convertible promissory notes were repaid according to their terms.

On January 7, 2022, we issued a promissory note totaling $70,000 to Michael James, our Chief Financial Officer and one of our directors. The promissory note matures on the earlier of (1) January 6, 2023, (2) the closing of our next sale of equity securities in which we raise at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of our assets, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of our outstanding voting securities, or (5) upon the occurrence of an event of default. The promissory note bears interest at a rate of 12.00% per annum. We had the option to prepay any portion of the principal and accrued interest due under the promissory note at any time and without penalty, upon providing ten days written notice to Mr. James. After the Offering, we repaid this promissory note according to its terms.

On March 7, 2022, we issued a promissory note totaling $20,000 to Mr. James, which matures on June 30, 2022 and does not incur interest. After the Offering, we repaid this promissory note according to its terms.

For more information on our outstanding debt as of March 31, 2022 and December 31, 2021, see Note 6, “Notes Payable – Evergreen Private Placement.”

Impact of COVID-19 and Macroeconomic Conditions

The COVID-19 pandemic and resulting worldwide economic conditions have affected, and may continue to affect, our business, financial condition and results of operations. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have experienced volatile supply and demand conditions in our retail and food service distribution channels. This volatility has continued amid uncertain global economic conditions related to the COVID-19 pandemic and the Russian invasion of Ukraine. In particular, we have experienced increased costs of certain commodities, such as natural gas. The future extent of the impact of the COVID-19 pandemic and other macroeconomic conditions on our financial performance, including our ability to execute our strategic initiatives, is still uncertain and will depend on future developments as the global economic impacts of continue, fluctuate and/or change. These conditions may also impact our ability to meet our financial obligations. Our operating results have been and may continue to be impacted by the pandemic, and we cannot predict whether future developments will materially adversely affect our long-term liquidity position. In the event of a continued sustained market deterioration or further delayed recovery, we may need additional liquidity which would require us to evaluate available alternative strategies such as seeking additional debt or equity capital, which may be unsuccessful.

In addition, our ability to continue to supply our products is highly dependent on our workforce, including our workers involved in the growing, harvesting, transportation, processing and distribution of our products. Our ability to maintain the safety of our workforce may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. Workforce disruptions related to COVID-19 may significantly impact our ability to maintain our operations and may adversely affect our financial results. Throughout the pandemic governments have restricted travel and transportation generally, and while these restrictions have not significantly impacted our ability to supply our products to date, there is no guarantee that future restrictions will not have a significant impact on our business. We also incurred costs in relation to safety precautions undertaken in our shipping operations and there can be no assurances that we would not be required to incur such costs or similar costs in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15 under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

The material weaknesses related to the few employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process.

Changes in Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the SEC for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in various legal proceedings and claims arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which if determined adversely, would have a material adverse effect on our business, results of operations, or financial condition, except as described in Note 9 to the financial statements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Private Placement

From October 7, 2021 through March 30, 2022, we raised an aggregate of $3.2 million in a private placement with Evergreen to support our working capital requirements prior to the Offering. The private placement consisted of 15% original issue discount secured promissory notes issued to Evergreen with a warrant to purchase shares of our common stock exercisable for five years from the date of the applicable closing at an exercise price of $5.00 per share. The notes incurred interest at a rate of 5.0% per annum. During the first quarter of 2022, we closed on the following tranches of this private placement:

Closing Date	Maturity Date of Note	Principal Amount of Note	Shares Underlying Warrant
1/14/2022	10/14/2022	$460,000	22,169
2/11/2022	11/11/2022	$115,000	5,543
2/18/2022	11/18/2022	$115,000	5,543
3/2/2022	12/2/2022	$115,000	5,543
3/9/2022	12/9/2022	$345,000	16,627
3/18/2022	12/18/2022	$115,000	5,543
3/30/2022	12/30/2022	$115,000	5,543

At the closing of the Offering, we repaid each of the promissory notes listed above.

As part of the private placement, the Representative received a cash fee equal to 6% of the private placement proceeds. The private placement was conducted pursuant to an exemption from registration under the Securities Act in reliance upon Rule 506(b) promulgated under the Securities Act.

In connection with the private placement, on January 14, 2022, we issued 80,000 shares of common stock to Evergreen. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Working Capital Funding from Executive Officer

On January 7, 2022, we issued a promissory note to our Chief Financial Officer with a principal amount of $70,000 that incurred interest at a rate of 12% per annum. The note matured according to its terms at the time of the Offering, and we repaid the note with some of the proceeds of the Offering. On March 7, 2022, we issued a promissory note totaling $20,000 our Chief Financial Officer, which matures on June 30, 2022 and does not incur interest. After the Offering, we repaid this promissory note according to its terms with some of the proceeds of the Offering. We issued these notes pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 4, 2022, our registration statement on Form S-1 (File No. 333-260655) registering the sale of securities in the Offering was declared effective. We sold an aggregate of 2,930,000 Units consisting of one share of our Common Stock and one Warrant to purchase one share of Common Stock (“Warrants”) at an exercise price equal to $5.00 per share of Common Stock to Maxim Group LLC and Joseph Gunnar & Co. LLC as underwriters in the firm underwritten public offering. The public offering price was $5.00 per Unit and the underwriters agreed to purchase 2,930,000 Units at an 7.0% discount to the public offering price. We granted the underwriters a 45-day option to purchase up to an additional 439,500 shares of Common Stock and/or Warrants to purchase up to an additional 439,500 shares of Common Stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $14.7 million, before deducting underwriting discounts and commissions and other offering expenses. On May 5, 2022, the underwriters partially exercised their over-allotment option to purchase 439,500 Warrants for additional gross proceeds of approximately $4,000. We also issued to the underwriters Representative’s Warrants to purchase up to a total of 117,200 shares of Common Stock. The Representative’s Warrants are exercisable at $6.25 per share, are initially exercisable 180 days after the effective date of the registration statement, and will expire on May 4, 2027. Upon completion of the sale of securities described in the preceding sentences, the Offering terminated.

We incurred offering expenses of approximately $1.9 million in the Offering. None of these expenses were paid to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. After deducting the expenses incurred in the Offering, the net proceeds were approximately $12.7 million. There has been no material change in the planned use of proceeds as described in the prospectus dated May 5, 2022 relating to the Offering.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
1.1	Underwriting Agreement, dated May 5, 2022, between the Company and Maxim Group LLC, as representative of the underwriters	8-K	001-41371	May 10, 2022
3.1	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022			Filed herewith
4.1	Form of Warrant	8-K	001-41371	May 10, 2022
4.2	Form of Representative’s Warrant (included in Exhibit 1.1)	8-K	001-41371	May 10, 2022
4.3	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-41371	May 10, 2022
10.1	Form of Promissory Note to Officer	S-1	333-260655	November 1, 2021
10.2±	Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021	S-1	333-260655	November 1, 2021
10.3	First Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 14, 2021	S-1	333-260655	November 1, 2021
10.4	Second Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of January 14, 2022	S-1/A	333-260655	January 19, 2022
10.5	Third Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of February 11, 2022	S-1/A	333-260655	March 24, 2022
10.6	Fourth Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of February 18, 2022	S-1/A	333-260655	March 24, 2022
10.7	Fifth Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of March 9, 2022	S-1/A	333-260655	March 24, 2022
10.8	Security Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021	S-1	333-260655	November 1, 2021
10.9	Guaranty and Security Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021	S-1	333-260655	November 1, 2021
10.10	Intercreditor Agreement, by and between the Company, Sament Capital Investments, Inc. and Evergreen Capital Management LLC, dated as of October 7, 2021	S-1	333-260655	November 1, 2021
10.11	15% OID Senior Secured Promissory Note Due July 7, 2022	S-1	333-260655	November 1, 2021
10.12	Common Stock Purchase Warrant, dated October 7, 2021	S-1	333-260655	November 1, 2021
10.13	Form of Subsequent Evergreen Note	S-1/A	333-260655	March 24, 2022
10.14	Form of Subsequent Evergreen Common Stock Purchase Warrant	S-1/A	333-260655	March 24, 2022
10.15+	First Amendment to Executive Employment Agreement, by and between the Company and James E. Kras, dated as of January 18, 2022	S-1/A	333-260655	January 19, 2022
10.16+	First Amendment to Executive Employment Agreement, by and between the Company and Michael C. James, dated as of January 18, 2022	S-1/A	333-260655	January 19, 2022
10.17+	Edible Garden AG Incorporated 2022 Equity Incentive Plan	S-1/A	333-260655	January 19, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)			Filed herewith

+ Management contract or compensatory arrangement.

± Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIBLE GARDEN AG INCORPORATED

By:	/s/ James E. Kras
James E. Kras
Chief Executive Officer and President (principal executive officer)

By:	/s/ Michael James
Michael James
Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

Date: June 21, 2022

