Form 10-Q
period 2022-06-30
Edible Garden AG Inc
filed 2022-08-15
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41371

EDIBLE GARDEN AG INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	85-0558704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  283 County Road 519 Belvidere, NJ 07823

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 10, 2022, the registrant had 8,654,941 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$5,704	$31
Accounts receivable, net	790	767
Inventory	394	360
Prepaid expenses and other current assets	111	33

Total current assets	6,999	1,191

Property, equipment and leasehold improvements, net	2,220	2,573
Other assets	199	226

TOTAL ASSETS	$9,418	$3,990

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$1,940	$2,880
Short-term debt, net of discounts	2,541	4,209

Total current liabilities	4,481	7,089

Long-term liabilities:
Long-term debt, net of discounts	3,307	3,882
Long-term lease liabilities	82	126

Total long-term liabilities	3,389	4,008

Total liabilities	7,870	11,097

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS EQUITY (DEFICIT):
Common stock ($0.0001 par value, 200,000,000 shares authorized, 8,654,941 and 5,000,000 shares outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	1	1
Additional paid-in capital	16,548	511
Accumulated deficit	(15,001)	(7,619)

Total stockholders equity (deficit)	1,548	(7,107)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$9,418	$3,990

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$2,985	$2,777	$5,722	$5,260
Cost of goods sold	2,779	2,457	5,611	4,823

Gross profit	206	320	111	437

Selling, general and administrative expenses	2,733	1,410	4,340	2,684
Loss from operations	(2,527)	(1,090)	(4,229)	(2,247)

Other expenses
Interest expense, net	(1,234)	(62)	(1,737)	(100)
Loss from extinguishment of debt	(826)	-	(826)	-
Other income / (loss)	(189)	-	(590)	-
Total other expenses	(2,249)	(62)	(3,153)	(100)

NET LOSS	$(4,776)	$(1,152)	$(7,382)	$(2,347)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.68)	$(0.29)	$(1.22)	$(0.59)

Weighted-Average Number of Common Shares Outstanding Basic and Diluted (1)	7,008,514	4,000,000	6,043,839	4,000,000

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(7,382)	$(2,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	386	384
Amortization of operating lease right of use asset	37	31
Amortization of debt discount	888	-
Loss on extinguishment of debt	826	-
Stock issued as payment for services	400	-
Expense for modification of warrants	189	-
Change in operating assets and liabilities:
Accounts receivable	(23)	56
Inventory	(34)	162
Prepaid expenses and other current assets	(78)	147
Other assets	(11)	-
Accounts payable and accrued expenses	(762)	699
Operating lease liabilities	(37)	(31)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(5,601)	(899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(33)	(28)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(33)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,565	936
Payments of debt principal	(3,289)	-
Payment of debt issuance costs	(180)	-
Proceeds from common stock issuance	14,650	-
Proceeds from issuance of warrants	4	-
Payment of costs related to initial public offering	(1,443)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	11,307	936

NET CHANGE IN CASH	5,673	9
Cash at beginning of period	31	5

CASH AT END OF PERIOD	$5,704	$14

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$90	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt and interest converted into common stock	$1,878	$-
Stock issued for debt extinguishment	$258	$-
Warrants issued with debt	$101	$-

The accompanying notes are an integral part of the consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	5,080,000	$1	$1,012	$(10,225)	$(9,212)

Issuance of common stock	3,130,000	-	13,469	-	13,469
Conversion of debt to common stock	444,941	-	1,878	-	1,878
Modification of warrants	-	-	189	-	189
Net Income (Loss)	-	-	-	(4,776)	(4,776)
Balance at June 30, 2022	8,654,941	$1	$16,548	$(15,001)	$1,548

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	4,000,000	$-	$6	$(3,276)	$(3,270)

Net Income (Loss)	-	-	-	(1,152)	(1,152)
Balance at June 30, 2021	4,000,000	$-	$6	$(4,428)	$(4,422)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

 (in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	5,000,000	$1	$511	$(7,619)	$(7,107)

Issuance of warrants	-	-	101	-	101
Issuance of common stock	3,210,000	-	13,869	-	13,869
Conversion of debt to common stock	444,941	-	1,878	-	1,878
Modification of warrants	-	-	189	-	189
Net Income (Loss)	-	-	-	(7,382)	(7,382)
Balance at June 30, 2022	8,654,941	$1	$16,548	$(15,001)	$1,548

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	4,000,000	$-	$6	$2,081)	$(2,075)

Net Income (Loss)	-	-	-	(2,347)	(2,347)
Balance at June 30, 2021	4,000,000	$-	$6	$(4,428)	$(4,422)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From the net proceeds received from the offering, the Company paid Evergreen Capital Management LLC (the “Holder” or “Evergreen”) an aggregate of $2,531,006 in accordance with the terms of the convertible notes held by Evergreen. The Company converted Simple Agreements for Future Equity (“SAFEs”) into 153,996 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. The Company also paid the Chief Financial Officer $785,597 upon the maturity of promissory notes he held. Upon the closing of the offering, the Chief Financial Officer converted $1,317,800 of convertible notes into 284,930 shares of common stock, and the Chief Executive Officer converted $27,821 of a convertible note into 6,015 shares of common stock.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at approximately 4,500 supermarket stores. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2022 and the results of operations for the three- and six-month periods ended June 30, 2022 and 2021, cash flows for the six-month periods ended June 30, 2022 and 2021 and changes in shareholders’ equity for the three and six month periods ended June 30, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to raise capital and our limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 11, “Going Concern” of the Notes to Consolidated Financial Statements for additional information.

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

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $133,986 as of June 30, 2022 and December 31, 2021.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The inventory reserve was $9,871 as of June 30, 2022 and December 31, 2021.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the six months ended June 30, 2022 and 2021:

	(in thousands) Six Months Ended,
	June 30, 2022	June 30, 2021
Herbs & Produce	$5,054	$4,967
Vitamins and Supplements	668	293
Total	$5,722	$5,260

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $28,948 and $74,767 during the six months ended June 30, 2022 and 2021, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2021 and six months ended June 30, 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2022	2021

Raw materials	$103	$68
Work-in-progress	291	292

Total inventory	$394	$360

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements (net) as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2022	2021

	$-	$-
Furniture and equipment	686	667
Computer hardware	4	4
Leasehold improvements	3,045	3,031
Vehicles	131	131
Construction in progress	4	4

Subtotal	3,870	3,837
Less accumulated depreciation	(1,650)	(1,264)
Property, equipment and leasehold improvements, net	$2,220	$2,573

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2022 and 2021 was $385,515 and $359,066, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30, 2022	December 31, 2021

Accounts payable	$1,465	$2,270
Accrued expenses	-	164
Accrued interest payable	77	117
Accrued payroll	211	213
Accrued vacation	103	39
Current lease liability	84	77

Total Accounts Payable and Accrued Expenses	$1,940	$2,880

NOTE 6 – NOTES PAYABLE

Notes payable as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2022	2021
Secured promissory note	$3,783	$3,783
Evergreen private placement	1,842	2,301
SBA loan	150	150
SAFE agreements	-	538
Related party loans	-	1,888
Vehicle loans	107	116
Total Gross Debt	$5,882	$8,776

Less: Gross short term debt	(2,541)	(4,209)
Less: Debt discount	(34)	(685)
Net Long Term Debt	$3,307	$3,882

Scheduled maturities of long-term debt as of June 30, 2022, are as follows (in thousands):

Years Ending December 31,
2022	1,853
2023	701
2024	29
2025	3,135
2026	14
Thereafter	150
$5,882

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $106,458 was added to the principal of the First Sament Note. As of June 30, 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the unaudited condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, the unamortized discount related to the promissory note was $34,266 and interest accrued was $54,665.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (together with the First Sament Note, the “Sament Notes”), which accrues interest at a rate of 3.50% per annum and matures on June 3, 2023. The promissory note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. The total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the unaudited condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, interest accrued on the promissory note was $11,854.

Evergreen Private Placement

On October 7, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Evergreen, whereby Evergreen agreed to purchase up to $2,000,000 of secured convertible notes (the “Notes”) and warrants to purchase an aggregate of 205,750 shares of the Company’s common stock, in four tranches. The Notes, which mature nine months after issuance, are convertible, in whole or in part, into shares of the Company’s common stock, at the election of the Holder. The Notes have an original issue discount of 15.00% and incur interest at a rate of 5.00% per annum. The Notes may be prepaid in whole or in part at any time upon providing the Holder at least three business days prior written notice, upon which the Holder will have the option to convert the Notes to shares of the Company’s common stock. The Notes are secured by the Company’s operating and financial assets. Because the public offering price of the Company’s common stock in its initial public offering was lower than the conversion price under the Evergreen Notes and lower than the exercise price of the Evergreen Warrants, the conversion and exercise prices were reduced to the public offering price of $5.00 per share in May of 2022. The Evergreen Notes are secured and subordinated to the Sament Notes. In connection with the Agreement, the Company entered into an Intercreditor Agreement and Amendment with Sament, whereby Sament agreed to subordinate its security interest in the assets of the Company in favor of the Holder.

On October 7, 2021, upon exercise of the first tranche of the Agreement, the Company entered into a $1,150,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche One Note”), which resulted in total cash proceeds of $1,000,000 after consideration of the original issue discount of 15.00%. The Tranche One Note was initially convertible to shares of the Company’s common stock at a conversion price of $7.65. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 150,327 shares of the Company’s common stock at an initial price of $7.65 per share. The warrants will expire October 7, 2026. The warrants, which had a fair value of $413,164, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche One Note was nil.

On November 8, 2021, upon exercise of the second tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Two Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 8, 2026. The warrants, which had a fair value of $32,748, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Two Note was nil.

On November 22, 2021, upon exercise of the third tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Three Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 22, 2026. The warrants, which had a fair value of $32,660, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Three Note was nil.

On December 20, 2021, upon exercise of the fourth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Four Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Four Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire December 20, 2026. The warrants, which had a fair value of $27,901, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Four Note was nil.

On January 14, 2022, upon exercise of the fifth tranche of the Agreement, the Company entered into a $460,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Five Note”), which resulted in total cash proceeds of $400,000 after consideration of the original issue discount of 15%. The Tranche Five Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 22,169 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire January 14, 2027. The warrants, which had a fair value of $33,375, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Five Note was nil.

On February 11, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,500,000 and the number of warrants to purchase common stock to 1,167,297. On February 11, 2022, upon exercise of the sixth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Six Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Six Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on February 11, 2027. The warrants, which had a fair value of $8,411, were recorded as a discount on debt. As of Jume 30, 2022, the unamortized discount related to the Tranche Six Note was nil.

On February 18, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,900,000 and the number of warrants to purchase common stock to 1,278,141. On February 18, 2022, upon exercise of the seventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Seven Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on February 18, 2027. The warrants, which had a fair value of $8,400, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Seven Note was nil.

On March 2, 2022, upon exercise of the eighth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Eight Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Eight Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 2, 2027. The warrants, which had a fair value of $8,135, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Eight Note was nil.

On March 9, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $3,200,000 and the number of warrants to purchase common stock to 1,361,274. On March 9, 2022, upon exercise of the ninth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Nine Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 9, 2027. The warrants, which had a fair value of $25,223, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Nine Note was nil.

On March 18, 2022, upon exercise of the tenth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Ten Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Ten Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 18, 2027. The warrants, which had a fair value of $8,481, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On March 30, 2022, upon exercise of the eleventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche 11 Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche 11 Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 30, 2027. The warrants, which had a fair value of $8,541, were recorded as a discount on debt. As of June 30, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On May 9, 2022, upon completion of the Company’s initial public offering, the Company repaid Evergreen an aggregate of $1,926,250 of principal and $26,881 of accrued interest in accordance with the terms of the Notes. Additionally, the Company paid a prepayment penalty of $577,875, which was recognized as interest expense during the six months ended June 30, 2022.

On June 30, 2022, the Company issued an amended and restated consolidated secured promissory note (the “Note”) to Evergreen. The Note consolidated $1,753,750 in principal amount under convertible notes that were due to mature on July 7, August 8, and August 22, 2022 (the “Prior Notes”). The new principal amount of the Note is $1,841,592, which includes accrued interest and prepayment penalties on the Prior Notes, and takes into account a payment of $500,000 on the Prior Notes. The Note was issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Prior to its initial public offering (“IPO”), the Company had received $3.2 million from the issuance of convertible notes and warrants to Evergreen. Except for the Prior Notes, these convertible notes were repaid with a portion of the proceeds of the IPO. As consideration for accepting the Note, the Company also issued 200,000 shares of common stock, par value $0.0001 per share (“Common Stock”) to Evergreen under a letter agreement between the Company and Evergreen and pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The Note bears interest at 7.0% per annum and will mature on March 31, 2023. Evergreen may elect to convert, subject to approval of the Company, the outstanding principal and interest under the Note into shares of Common Stock at any time prior to the maturity date at a conversion price of $5.00 per share. If the Company sells Common Stock or securities convertible into Common Stock at a per share price lower than the conversion price of the Note (the “Reset Price”), the conversion price of the notes will be reduced to the lower of (i) the Reset Price or (ii) $1.27 per share. Under the Note, Evergreen has the right to apply the amount due under the Note to a future offering of equity or debt securities and use the amount to purchase the securities sold in that future offering. The Company must repay the Note if it completes an offering of equity or debt securities with gross proceeds of at least $4.0 million. The transaction resulted in a loss on extinguishment of debt charge of $826,203, which was recorded during the three-month period ended June 30, 2022. The outstanding balance on the Note of $1,841,592 is included in “Short-term debt, net of discounts” within the unaudited condensed consolidated balance sheet as of June 30, 2022.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the unaudited condensed consolidated balance sheet as of June 30, 2022.

SAFE Agreements

During the year ended December 31, 2020, the Company entered into SAFEs with investors through a Regulation Crowdfunding campaign in exchange for cash investments. Upon a future equity financing of greater than $1,000,000, the SAFE securities were convertible at the option of the Company into securities identical to those issued in the future equity financing (“Shadow Securities”), except (1) they do not have the right to vote except as required by law, (2) they must vote in accordance with the majority of the investors in such future equity financing with respect to any such required vote and (3) they are not entitled to any inspection or information rights. If the Company elected to convert the securities upon the closing of a future equity financing, the investors would have received the number of Shadow Securities equal to the greater the quotient obtained by dividing the amount the investor paid (the “Purchase Amount”) for the securities by:

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

Upon the Company’s initial public offering of common shares or a change of control (a “Liquidity Event”) prior to any equity financing, the investors were entitled to receive, at the option of the investors, either (i) a cash payment equal to the purchase amount or (ii) a number of shares of common stock of the Company equal to the purchase amount divided by the quotient of (a) $18,500,000 divided by (b) the number, as of immediately prior to the Liquidity Event, of shares of the Company’s capital stock (on an as-converted basis) outstanding, assuming exercise or conversion of all outstanding, vested and unvested options, warrants and other convertible securities, but excluding (i) shares of common stock reserved and available for future grant under any equity incentive or similar plan; (ii) any SAFEs; and (iii) convertible promissory notes.

In the case of a Liquidity Event following any equity financing, the investors were entitled to receive, at the option of the investors, either (i) a cash payment equal to the Purchase Amount, or (ii) a number of shares of the most recently issued preferred stock equal to the Purchase Amount divided by the First Financing Price. Shares of preferred stock granted in connection shall have the same liquidation rights and preferences as the shares of preferred stock issued in connection with the Company’s most recent Equity Financing.

From October 2020 through April 2021, the Company raised a total of $537,923 in the Regulation Crowdfunding campaign, which was made through OpenDeal Portal LLC (the “Intermediary”). The Intermediary was entitled to receive a 6% commission fee and 2% of the securities issued in connection with the offering, which closed in April 2021.

On May 9, 2022, upon the closing of the IPO, the Company converted SAFEs into 153,996 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. As of June 30, 2022, the Company does not have any outstanding SAFEs.

Related Party Loans

During 2020, the Company borrowed $25,000 from Michael James, the Company’s Chief Financial Officer and Director, which was repaid during the six months ended June 30, 2022, $2,500 of which was repaid during the three months ended June 30, 2022. The funds borrowed were utilized to fund ongoing operations and did not accrue interest.

During 2021, the Company issued Convertible Promissory Notes (the “Convertible Notes”) with principal amounts totaling $1,200,000 to Michael James, the Company’s Chief Financial Officer. The Convertible Notes matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The principal and interest due and owed under the Notes, which bore interest at a rate of 12.00% per annum, were convertible into shares of Common Stock at any time at the election of Mr. James at a conversion price equal to $4.625 (subject to adjustment for forward reverse stock splits and the like after the issuance date). Upon the closing of the IPO on May 9, 2022, Mr. James converted $1,200,000 of convertible notes and $117,800 of accrued interest into 284,930 shares of common stock. As of June 30, 2022, the outstanding amount on the Convertible Notes was nil.

During 2021, the Company issued demand notes totaling $35,200 to James Kras, the Company’s Chief Executive Officer and Director. The funds borrowed were utilized to fund ongoing operations and did not accrue interest. During 2021, the remaining outstanding balance of $25,200 was exchanged for a Convertible Promissory Note on the same terms as issued to Mr. James. Upon the closing of the Company’s initial public offering on May 9, 2022, Mr. Kras converted $25,200 of outstanding principal and $2,621 of accrued interest into 6,015 shares of common stock. As of June 30, the outstanding amount of the Convertible Promissory Note was nil.

During 2021, the Company issued Promissory Notes (the “Promissory Notes”) totaling $660,000 to Mr. James, which matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bore interest at a rate of 12% per annum. At the closing of the IPO, the Company repaid the Promissory Notes. As of June 30, 2022, the outstanding amount of the Promissory Notes was nil.

On January 7, 2022, the Company issued a promissory note totaling $70,000 to Mr. James on the same terms as the Promissory Notes issued to Mr. James in 2021. At the closing of the IPO, the Company repaid the Promissory Note. As of June 30, 2022, the outstanding amount of the Promissory Note was nil.

On March 7, 2022, the Company issued a promissory note totaling $20,000 to Mr. James, which matured on June 30, 2022 and did not incur interest. At the closing of the IPO, the Company repaid the Promissory Note.

Other Loans

During the six months ended June 30, 2022, the Company issued promissory notes with principal amounts totaling $95,000 to unaffiliated third parties, of which zero remained outstanding as of June 30, 2022.

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

We are currently party to an ongoing arrangement with the Predecessor whereby we made lease payments of approximately $15,300 per month during 2021 and $15,550 per month during 2022 to the lessor of the land on which our flagship facility is built and for which our predecessor company is the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”.

During the six-month period ended June 30, 2022, total operating lease cost was $118,552, of which $65,032 was associated with short-term leases. During the six months ended June 30, 2021, total operating lease cost was $242,623, of which $189,103 was associated with short-term leases. As of June 30, 2022 and December 31, 2021, short-term lease liabilities of $84,388 and $77,363 are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease assets and lease liabilities as of June 30, 2022:

(in thousands)
June 30,
2022
Operating lease assets	$167
Operating lease liabilities	$167

The table below presents the maturities of operating lease liabilities as of June 30, 2022:

(in thousands)
Operating
Leases
2022 (Remaining)	$54
2023	107
2024	36
Total lease payments	197
Less: discount	(30)
Total operating lease liabilities	$167

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

June 30,
2022
Remaining lease term (years)	1.8
Discount rate	17.5%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authorized 200,000,000 shares of common stock with $0.0001 par value. As of June 30, 2022 and December 31, 2021, 8,654,941 and 5,000,000 shares were issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company issued 3,654,941 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock in public offering	2,930,000
Issuance of common stock to Evergreen	280,000
Issuance of common stock for conversion of debt	444,941
Common stock issued during the six months ended June 30, 2022	3,654,941

Summary table of common stock share transactions:
Shares outstanding at December 31, 2021	5,000,000
Common stock issuances	3,654,941
Shares outstanding at June 30, 2022	8,654,941

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 9, 2022, the Company completed its IPO. The Company sold a total of 2,930,000 shares of common stock.

On January 14, 2022, the Company issued 80,000 shares of common stock to Evergreen, pursuant to a Leak-Out provision as provided in the Securities Purchase Agreement dated as of October 7, 2021, as amended from time to time. During the six-month period following the IPO, Evergreen agreed that it will not offer or sell in a public broker transaction any shares of Common Stock on any trading day in an amount greater than 15% of the average daily trading volume over the five trading days preceding the date of any such sale. However, if Evergreen does not sell the full permitted amount on any trading day, it may carry forward any shortfall in its sales to increase the permitted amount for subsequent trading days, provided that the amount sold on any trading day shall not exceed 50% of the average daily trading volume over the five trading days preceding the date of any such sale.

On June 30, 2022, the Company issued the Note to Evergreen. See Note 6, “Notes Payable,” for more information. As consideration for accepting the Note, the Company issued 200,000 shares of common stock to Evergreen.

During the six months ended June 30, 2022, the Company issued 444,941 common shares for the conversion of debt principal and accrued interest of $1,757,333 and $120,429, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended June 30, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2021	205,750	$11.18
Issuance of Warrants	3,553,211	$5.04
Outstanding June 30, 2022	3,758,961	$5.04

On May 5, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,930,000 units (the “Units”) consisting of one share of Common Stock and one warrant to purchase one share of Common Stock (each a “Warrant” and collectively, the “Warrants”) at an exercise price equal to $5.00 per share of Common Stock. The public offering price was $5.00 per Unit and the underwriters purchased 2,930,000 Units at a 7.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to an additional 439,500 Shares and/or Warrants to purchase up to an additional 439,500 shares of Common Stock to cover over-allotments, if any. The Offering closed on May 9, 2022. On May 5, 2022, the Representative partially exercised its over-allotment option to purchase 439,500 Warrants for additional gross proceeds of approximately $4,390.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 117,200 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $6.25 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date. Pursuant to the customary FINRA rules, the Representative’s Warrants are subject to a lock-up agreement pursuant to which the Representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement (May 4, 2022).

During the six months ended June 30, 2022, the Company issued warrants to purchase an aggregate of 66,511 shares of common stock to Evergreen in conjunction with the private placement described in Note 6, “Notes Payable,” which were accounted for as a debt discount. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

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

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the year ended December 31, 2021 and the six-month period ended June 30, 2022, we incurred net losses of $5.5 million and $7.4 million, respectively. We expect to experience further significant net losses in 2022 and the foreseeable future. At June 30, 2022, we had a cash balance of $5.7 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling securities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

The risks and uncertainties surrounding our ability to continue to raise capital and our limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, the Company has evaluated subsequent events through August 15, 2022, which is the date the unaudited consolidated financial statements were available for issuance. There were no subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

RECENT DEVELOPMENTS

On May 5, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering” or “IPO”) of an aggregate of 2,930,000 units (“Units”) consisting of one share (“Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock (“Warrants”) at an exercise price equal to $5.00 per share of Common Stock. The public offering price was $5.00 per Unit and the underwriters purchased 2,930,000 Units at an 7.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to an additional 439,500 Shares and/or Warrants to purchase up to an additional 439,500 shares of Common Stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $14.7 million, before deducting underwriting discounts and commissions and other offering expenses. On May 5, 2022, the Representative partially exercised its over-allotment option to purchase 439,500 Warrants for gross proceeds of approximately $4,000. The Shares and Warrants were issued pursuant to the Company’s registration statement on Form S-1 (File No. 333-260655), initially filed by the Company with the SEC on November 1, 2021, as amended, which was declared effective on May 4, 2022. A final prospectus relating to the Offering was filed with the SEC on May 6, 2022. The Shares and Warrants began trading on the Nasdaq Capital Market on May 5, 2022. The Offering closed on May 9, 2022.

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

On May 4, 2022, in connection with the Offering, the Company’s board of directors appointed Mathew McConnell, Tracy Nazzaro and Ryan Rogers as members of the board of directors. On July 27, 2022, Tracy Nazzaro notified the Chairman of the Board of Directors of Edible Garden AG Incorporated (the “Company”) of her decision to resign, effective immediately, from her position as a member of the Boards of Directors of the Company. Ms. Nazzaro’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 30, 2022, the Company issued an amended and restated consolidated secured promissory note (the “Note”) to Evergreen Capital Management LLC (“Evergreen”). See “Liquidity and Capital Resources – Capital Resources” below.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, ”Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenue	$2,985	$2,777
Cost of goods sold	2,779	2,457
Gross Profit	206	320
Selling, general and administrative expenses	2,733	1,410
Loss from operations	(2,527)	(1,090)
Other income / (expense)
Interest expense, net	(1,234)	(62)
Loss from extinguishment of debt	(826)	-
Other income / (Loss)	(189)	-
Total other expenses	(2,249)
NET LOSS	$(4,776)	$(1,152)

Revenues

Revenues were $2.985 million for the three months ended June 30, 2022, compared to $2.777 million for the three months ended June 30, 2021. Revenues increased $208 thousand, or 7.49%, compared to the three months ended June 30, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold were $2.779 million for the three months ended June 30, 2022, compared to $2.457 million for the three months ended June 30, 2021. Cost of goods increased $322 thousand, or 13.11% compared to the three months ended June 30, 2021. The increase was due to higher packaging costs due to inflation, higher labor costs due to COVID-19 and higher costs charged by our contract farmers.

Gross profit

Gross profit was $206 thousand or 6.90% of sales for the three months ended June 30, 2022, compared to $320 thousand or 11.52% of sales for the three months ended June 30, 2021. Gross profit declined by $114 thousand or 4.11% of sales for the three months ended June 30, 2022. Our margins dropped due to the increased costs incurred to fulfill the demand by our customers as a result of COVID-19 for our products which we were able to produce and deliver. The increase costs were higher labor due to COVID-19, higher packaging costs due to inflation and higher costs charged by our contract farmers.

Selling, general and administrative

Selling, general and administrative expenses were $2.733 million for the three months ended June 30, 2022, compared to $1.410 million for the three months ended June 30, 2021. Selling, general and administrative expenses increased by $1.323 million or 93.83%, compared to the three months ended June 30, 2021. Compensation expense increased by $1.246 million, driven primarily by $500 thousand transaction bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of the IPO pursuant to their employment agreements. The balance of the increase was due to wage increases and hiring additional employees. Payroll taxes increased by $17 thousand due to additional employees hired. Accounting costs increased by $164 thousand due to the completion of the year end audit and review of the quarterly financial statements. Insurance expense increased by $62 thousand due to the new Directors and Officers liability insurance policy which went into effect in connection with the IPO. Natural gas expense increased by $40 thousand due to the increase in the commodity. Director fees increased by $38 thousand since outside directors joined the Board of Directors as part of Nasdaq’s listing requirements. The increases were partially offset by a decrease of $44 thousand in legal expense and other professional fees decreased by $67 thousand since the work has been performed by our employees.

Loss from operations

Loss from operations was $2.527 million for the three months ended June 30, 2022, compared to $1.090 million for the three months June 30, 2021. The increase in loss from operations was $1.437 million, or 131.83% compared to the three months ended June 30, 2021.

Interest expense

Interest expense was $1.234 million for the three months ended June 30, 2022, versus $62 thousand for the three months ended June 30, 2021. The interest was incurred to the seller financing notes for the Asset Acquisition, loans provided by an officer for working capital and bridge loans for working capital issued prior to the IPO. See Note 6 to our financial statements.

Loss from extinguishment of debt

The company incurred a loss from the extinguishment of debt of $826 thousand due to the modification of the debt issued to Evergreen.

Other income / (loss)

The company incurred a loss of $189 thousand from the revaluation of the warrants issued to Evergreen.

Net loss

Net loss was $4.776 million for the three months ended June 30, 2022, compared to a net loss of $1.152 million for the three months ended June 30, 2021.

Management will continue its efforts to attempt to lower operating expenses and increase revenue. We continue to invest in further expanding our operations and promoting our name and products. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character, management expects that as revenues increases, those expenses, as a percentage of revenue, will significantly decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in future periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue	$5,722	$5,260
Cost of goods sold	5,611	4,823
Gross Profit	111	437
Selling, general and administrative expenses	4,340	2,684
Loss from operations	(4,229)	(2,247)
Other income / (expense)
Interest expense, net	(1,737)	(100)
Loss from extinguishment of debt	(826)	-
Other income / (loss)	(590)	-
Total other expenses	(3,153)	(100)
NET LOSS	$(7,382)	$(2,347)

Revenues

Revenues were $5.722 million for the six months ended June 30, 2022, compared to $5.260 million for the six months ended June 30, 2021. Revenues increased $462 thousand, or 8.78%, compared to the six months ended June 30, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold were $5.611 million for the six months ended June 30, 2022, compared to $4.823 million for the six months ended June 30, 2021. Cost of goods increased $788 thousand, or 16.34% compared to the six months ended June 30, 2021. The increase was due to higher packaging costs due to inflation, higher labor costs due to COVID-19 and higher costs charged by our contract farmers.

Gross profit

Gross profit was $111 thousand or 1.94% of sales for the six months ended June 30, 2022, compared to $437 thousand or 8.31% of sales for the six months ended June 30, 2021. Gross profit declined by $326 thousand or 6.20% of sales for the six months ended June 30, 2021. Our margins dropped due to the increased costs incurred to fulfill the demand by our customers as a result of COVID-19 for our products which we were able to produce and deliver. The increase costs were higher labor due to COVID-19, higher packaging costs due to inflation and higher costs charged by our contract farmers.

Selling, general and administrative

Selling, general and administrative expenses were $4.340 million for the six months ended June 30, 2022, compared to $2.684 million for the six months ended June 30, 2021. Selling, general and administrative expenses increased by $1.656 million or 61.70%, compared to the six months ended June 30, 2021. Compensation expense increased by $1.189 million , driven primarily by $500 thousand transaction bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of the IPO pursuant to their employment agreements. The balance of the increase was due to wage increases and hiring additional employees. Payroll taxes increased by $18 thousand due to additional employees hired. Accounting costs increased by $166 thousand due to the completion of the year end audit and review of the quarterly financial statements. Insurance expense increased by $62 thousand due to the new Directors and Officers liability insurance policy which went into effect in connection with the IPO. Natural gas expense increased by $186 thousand due to the increase in the commodity. Director fees increased by $38 thousand since outside directors joined the Board of Directors as part of Nasdaq’s listing requirements. Commission expense increased by $21 thousand due to higher revenue. Repairs and maintenance increased by $84 thousand. The increases were partially offset by a decrease of $46 thousand in advertising expense and immaterial decreases in various other categories of expenses.

Loss from operations

Loss from operations was $4.229 million for the six months ended June 30, 2022, compared to $2.247 million for the six months June 30, 2021. The increase in loss from operations was $1.982 million, or 88.21% compared to the six months ended June 30, 2021.

Interest expense

Interest expense was $1.737 million for the six months ended June 30, 2022, versus $100 thousand for the six months ended June 30, 2021. The interest was incurred to the seller financing notes for the Asset Acquisition, loans provided by an officer for working capital and bridge loans for working capital issued prior to the IPO. See Note 6 to our financial statements.

Loss from extinguishment of debt

The company incurred a loss from the extinguishment of debt of $826 thousand due to the modification of the debt issued to Evergreen.

Other income / (loss)

The company incurred a loss of $590 thousand for the six months ended June 30, 2022. $189 thousand of the loss was from the revaluation of the warrants issued to Evergreen and $401,000 was due to a leak out provision on their convertible debt into stock owned by Evergreen.

Net loss

Net loss was $7.382 million for the six months ended June 30, 2022, compared to a net loss of $2.347 million for the six months ended June 30, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $7.382 million during the six months ended June 30, 2022 and $2.347 million in the year ended December 31, 2021. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. Although we plan to attempt to raise additional capital through one or more private placements or public offerings, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity or equity-linked securities by us would result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back or cease operations, which could cause our stockholders to lose some or all of their investment in us. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through cash flows from operations, as well as funds available under our term loan borrowings and related party loans. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of June 30, 2022 and December 31, 2021, we had $5.70 million and $31 thousand in cash and cash equivalents available, respectively. As of June 30, 2022 and December 31, 2021, we had $5.85 million and $8.09 million of total debt outstanding, respectively. We believe our cash on hand and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our filings with the SEC.

Capital Resources

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 9, 2022, the Company completed its IPO and sold an aggregate of 2,930,000 Units and 439,500 additional Warrants. The total net proceeds to the Company were $13,624,500, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,025,500.

From the net proceeds received from the IPO, the Company paid Evergreen an aggregate of $2,531,006 in accordance with the terms of the convertible notes held by Evergreen. The Company converted SAFEs into 153,996 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. The Company also paid the Chief Financial Officer $785,597 upon the maturity of promissory notes he held. Upon the closing of the IPO, the Chief Financial Officer converted $1,317,800 of convertible notes into 284,930 shares of common stock, and the Chief Executive Officer converted $27,821 of a convertible note into 6,015 shares of common stock.

On June 30, 2022, the Company issued the Note to Evergreen. The Note consolidated $1,753,750 in principal amount under convertible notes that were due to mature on July 7, August 8, and August 22, 2022 (the “Prior Notes”). The new principal amount of the Note is $1,841,592, which includes accrued interest and prepayment penalties on the Prior Notes, and takes into account a payment of $500,000 on the Prior Notes. Prior to its IPO, the Company had received $3.2 million from the issuance of convertible notes and warrants to Evergreen. Except for the Prior Notes, these convertible notes were repaid with a portion of the proceeds of the IPO. As consideration for accepting the Note, the Company also issued 200,000 shares of common stock to Evergreen under a letter agreement between the Company and Evergreen.

The Note bears interest at 7.0% per annum and will mature on March 31, 2023. Evergreen may elect to convert, subject to approval of the Company, the outstanding principal and interest under the Note into shares of Common Stock at any time prior to the maturity date at a conversion price of $5.00 per share. If the Company sells Common Stock or securities convertible into Common Stock at a per share price lower than the conversion price of the Note (the “Reset Price”), the conversion price of the notes will be reduced to the lower of (i) the Reset Price or (ii) $1.27 per share. Under the Note, Evergreen has the right to apply the amount due under the Note to a future offering of equity or debt securities and use the amount to purchase the securities sold in that future offering. The Company must repay the Note if it completes an offering of equity or debt securities with gross proceeds of at least $4.0 million. The transaction resulted in a loss on extinguishment of debt charge of $826,203, which was recorded during the three-month period ended June 30, 2022. The outstanding balance on the Note of $1,841,592 is included in “Short-term debt, net of discounts” within the unaudited condensed consolidated balance sheet as of June 30, 2022.

For more information on our outstanding debt as of June 30, 2022 and December 31, 2021, see Note 6 to our financial statements.

Cash Flows

Operating activities

During the six months ended June 30, 2022 and 2021, cash used in operating activities was $5,600,734 and $899,502, respectively. Cash expenditures for the six months ended June 30, 2022 increased primarily due to the timing of vendor payments and an increase in executive and directors’ compensation.

Financing activities

During the six months ended June 30, 2022 and 2021, cash provided by financing activities was $11,307,045 and $936,463. The increase in cash provided by financing activities was driven by completion of the IPO.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15 under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see the section titled “Risk Factors” in the final prospectus for our IPO, dated as of May 5, 2022 and filed with the SEC on May 6, 2022, and the additional risks described below.

We currently do not comply with the Nasdaq continued listing requirements. If we are unable to regain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

We received notice from Nasdaq on August 1, 2022 that, as a result of the resignation of one of our independent directors, we were no longer in compliance with (i) Nasdaq listing rule 5605(b)(1), which requires the Board to be comprised of a majority of independent directors; and (ii) Nasdaq listing rule 5605(c)(2), which requires the audit committee to consist of at least three members, each of whom is an independent director under the Nasdaq listing rules and who meets heightened independence standards for audit committee members. Consistent with Nasdaq listing rules 5605(b)(1)(A) and 5605(c)(4), the Company intends to take action to satisfy these Nasdaq listing rules prior to the expiration of the cure period at the earlier of the Company’s next annual stockholder meeting or July 27, 2023.

In addition, the Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of the quarter ended June 30, 2022, our stockholders’ equity was below $1.5 million, and we had not achieved the net income standard to date. As of August 11, 2022, based on the price of our common stock, we also do not meet the market value standard required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. If our common stock and warrants were delisted from Nasdaq, the market price and liquidity of our common stock and warrants would likely decrease as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, and the potential loss of confidence of institutional investors, and we would have greater difficulty in raising additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

We incurred offering expenses of $1,443,188 in the Offering. None of these expenses were paid to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. After deducting the expenses incurred in the Offering, the net proceeds were $13,211,202. There has been no material change in the planned use of proceeds as described in the prospectus dated May 5, 2022 relating to the Offering.

ITEM 6. EXHIBITS

Incorportated by Reference
Exhibit Number	Description	Form	File No.	Filing Date

1.1	Underwriting Agreement, dated May 5, 2022, between the Company and Maxim Group LLC, as representative of the underwriters	8-K	001-41371	May 10, 2022

3.1	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022	10-Q	001-41371	June 21. 2022

4.1	Form of Warrant (included in Exhibit 1.1)	8-K	001-41371	May 10, 2022

4.2	Form of Representative’s Warrant	8-K	001-41371	May 10, 2022

4.3	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-41371	May 10, 2022

10.1	Amended and Restated Consolidated Secured Promissory Note, dated as of June 30, 2022	8-K	001-41371	July 5, 2022

10.2	Letter Agreement, dated as of June 30, 2022, between the Company and Evergreen Capital Management LLC	8-K	001-41371	July 5, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith

101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity (Deficit), and (v) related Notes to Consolidated Financial Statements.

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

Date: August 15, 2022

