Form 10-Q
period 2022-09-30
Edible Garden AG Inc
filed 2022-11-10
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 9, 2022, the registrant had 9,860,321 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$1,975	$31
Accounts receivable, net	818	767
Inventory	449	360
Prepaid expenses and other current assets	154	33

Total current assets	3,396	1,191

Property, equipment and leasehold improvements, net	5,083	2,573
Other assets	169	226

TOTAL ASSETS	$8,648	$3,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$1,830	$2,880
Short-term debt, net of discounts	2,808	4,209

Total current liabilities	4,638	7,089

Long-term liabilities:
Long-term debt, net of discounts	4,331	3,882
Long-term lease liabilities	59	126

Total long-term liabilities	4,390	4,008

Total liabilities	9,028	11,097

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 200,000,000 shares authorized, 8,822,521 and 5,000,000 shares outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	1	1
Additional paid-in capital	16,689	511
Accumulated deficit	(17,070)	(7,619)

Total stockholders’ equity (deficit)	(380)	(7,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,648	$3,990

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$2,754	$2,447	$8,476	$7,708
Cost of goods sold	2,572	2,277	8,183	7,100

Gross profit	182	170	293	608

Selling, general and administrative expenses	1,928	1,240	6,268	3,924

Loss from operations	(1,746)	(1,070)	(5,975)	(3,316)

Other income / (loss)
Interest expense, net	(88)	(75)	(1,825)	(175)
Gain (Loss) from extinguishment of debt	-	42	(826)	42
Other income / (loss)	(235)	-	(825)	-
Total other expenses	(323)	(33)	(3,476)	(133)

NET LOSS	$(2,069)	$(1,103)	$(9,451)	$(3,449)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.24)	$(0.28)	$(1.36)	$(0.86)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	8,711,408	4,000,000	6,942,808	4,000,000

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,451)	$(3,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	597	571
Amortization of operating lease right of use asset	57	48
Amortization of debt discount	890	-
Loss on extinguishment of debt	826	-
Stock issued as payment for services	400	-
Stock issued to Directors	141	-
Expense for modification of warrants	189	-
Accrual for loss contingency related to legal proceedings	235	-
Change in operating assets and liabilities:
Accounts receivable	(51)	(48)
Inventory	(90)	118
Prepaid expenses and other current assets	(122)	44
Other assets	-	-
Accounts payable and accrued expenses	(1,104)	749
Operating lease liabilities	(57)	(48)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(7,540)	(2,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,813)	(73)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(1,813)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,565	2,277
Payments of debt principal	(3,299)	(179)
Payment of debt issuance costs	(180)	-
Proceeds from common stock issuance	14,650	-
Proceeds from issuance of warrants	4	-
Payment of costs related to initial public offering	(1,443)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	11,297	2,098

NET CHANGE IN CASH	1,944	10
Cash at beginning of period	31	5

CASH AT END OF PERIOD	$1,975	$15

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$97	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt and interest converted into common stock	$1,878	$-
Stock issued for debt extinguishment	$258	$-
Fixed assets acquired with debt	$1,294	$103
Warrants issued with debt	$101	$-

The accompanying notes are an integral part of the consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	8,654,941	$1	$16,548	$(15,001)	$1,548

Issuance of common stock	167,580	-	141	-	141
Net Income (Loss)	-	-	-	(2,069)	(2,069)
Balance at September 30, 2022	8,822,521	$1	$16,689	$(17,070)	$(380)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	4,000,000	$-	$6	$(4,427)	$(4,421)

Net Income (Loss)	-	-	-	(1,103)	(1,103)
Balance at September 30, 2021	4,000,000	$-	$6	$(5,530)	$(5,524)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	5,000,000	$1	$511	$(7,619)	$(7,107)

Issuance of warrants	-	-	101	-	101
Issuance of common stock	3,377,580	-	14,010	-	14,010
Conversion of debt to common stock	444,941	-	1,878	-	1,878
Modification of warrants	-	-	189	-	189
Net Income (Loss)	-	-	-	(9,451)	(9,451)
Balance at September 30, 2022	8,822,521	$1	$16,689	$(17,070)	$(380)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	4,000,000	$2	$4	$(2,081)	$(2,075)

Net Income (Loss)	-	-	-	(3,449)	(3,449)
Balance at September 30, 2021	4,000,000	$2	$4	$(5,530)	$(5,524)

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

We authorized 100,000 shares of common stock, par value $0.0001 per share, at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. This reverse stock split did not change the number of authorized common shares. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Initial Public Offering

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 5, 2022, the Company entered into an underwriting agreement with Maxim Group LLC as representative of the underwriters in a firm commitment initial public offering of an aggregate of 2,930,000 units (“Units”), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The total net proceeds to the Company were $13,624,500, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,025,500.

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

Nature of Business

Edible Garden is a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely using the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs and lettuces. We are a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at approximately 4,500 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2022 and the results of operations for the three and nine-month periods ended September 30, 2022 and 2021, cash flows for the nine-month periods ended September 30, 2022 and 2021 and changes in shareholders’ equity for the three and nine-month periods ended September 30, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to raise capital and our limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 12, “Going Concern” of the Notes to Consolidated Financial Statements for additional information.

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

Examples of significant estimates and assumptions include provisions for doubtful accounts, accrued liabilities, and discount rates used in the measurement and recognition of lease liabilities. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $57,858 and $133,986 as of September 30, 2022 and December 31, 2021, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was nil and $9,871 as of September 30, 2022 and December 31, 2021, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Our fixed assets, which are comprised of leasehold improvements, equipment and vehicles, have useful lives of three to five years.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 5, “Property, Equipment and Leasehold Improvements, Net” for further information.

Revenue Recognition and Performance Obligations

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. Payments from our customers are due upon delivery or within a short period after delivery.

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended,
	September 30, 2022	September 30, 2021
Herbs & Produce	$7,361	$7,155
Vitamins and Supplements	1,115	553
Total	$8,476	$7,708

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

The Company’s revenue accounted for under ASC Topic 606 generally do not require significant estimates or judgments, due to the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing, and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $35,783 and $99,303 during the nine months ended September 30, 2022 and 2021, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine-month periods ended September 30, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – ASSET ACQUISITION

On August 30, 2022, a wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Subsidiary”), of the Company entered into an asset purchase agreement (“Purchase Agreement”) with Greenleaf Growers, Inc. (“Greenleaf”), NJD Investments, LLC (“NJDI”), Soleri, LLC, and Nicholas DeHaan (collectively, the “Sellers”) and completed the purchase of the assets of Greenleaf used in its business (“Assets”) and the real property at 2900 Madison Ave. SE, Grand Rapids, Michigan (“Property”). The Assets include all vehicles, fixtures, fixed assets and equipment used in the operation of Greenleaf’s business; Greenleaf’s intellectual property; any inventory; and rights in and to certain outstanding contracts of Greenleaf pursuant to which the Company will sell Greenleaf’s existing inventory and work-in-process. The Property includes a 5-acre greenhouse facility that is currently used as a controlled indoor agriculture flower farm. The Sellers are not affiliated with the Company or any of the Company’s affiliates. The Purchase Agreement contains customary representations and warranties, covenants, agreements and indemnification obligations of the Subsidiary and the Seller. If the Subsidiary is entitled to indemnification by the Seller, the Subsidiary must offset amounts due under the Greenleaf Promissory Note, as described below, as its remedy for claims for indemnification under the Purchase Agreement.

The Subsidiary paid an aggregate purchase price of $2,886,000, consisting of (i) a cash payment of $1,750,000 to the Sellers and (ii) a promissory note from the Subsidiary to NJDI for $1,136,000 (the “Greenleaf Promissory Note”).

The fair value of the consideration was allocated to the assets acquired based on management’s preliminary estimate of their relative fair values, pending receipt of a final valuation report from experts engaged by the Company. The preliminary allocation of the consideration to the assets acquired was as follows:

(in thousands)
Consideration
Fair value of promissory note	$1,136
Cash consideration	1,750
Total fair value of consideration:	$2,886

Net book value of assets acquired
Inventory	$47
Equipment	196
Leasehold improvements	731
Land	1,953
Liabilities assumed	(41)
Total Net Assets Acquired	$2,886

NOTE 4 – INVENTORY

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2022	2021

Raw materials	$213	$68
Work-in-progress	236	292

Total inventory	$449	$360

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements (net) as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2022	2021
	$-	$-
Furniture and equipment	903	667
Computer hardware	4	4
Land	1,953	-
Leasehold improvements	3,776	3,031
Vehicles	304	131
Construction in progress	4	4

Subtotal	6,944	3,837
Less accumulated depreciation	(1,861)	(1,264)
Property, equipment and leasehold improvements, net	$5,083	$2,573

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2022 and 2021 was $597,113 and $545,926, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30, 2022	December 31, 2021

Accounts payable	$1,124	$2,270
Accrued expenses	278	164
Accrued interest payable	145	117
Accrued payroll	81	213
Accrued vacation	114	39
Current lease liability	88	77

Total Accounts Payable and Accrued Expenses	$1,830	$2,880

NOTE 7 – NOTES PAYABLE

Notes payable as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2022	2021
Sament promissory note	$3,783	$3,783
Evergreen promissory note	1,842	2,301
SBA loan	150	150
Greenleaf promissory Note	1,141	-
SAFE agreements	-	538
Related party loans	-	1,888
Vehicle loans	256	116
Total Gross Debt	$7,172	$8,776

Less: Gross short term debt	(2,808)	(4,209)
Less: Debt discount	(33)	(685)
Net Long Term Debt	$4,331	$3,882

Scheduled maturities of long-term debt as of September 30, 2022, are as follows (in thousands):

Years Ending December 31,
2022 (remaining)	1,854
2023	986
2024	339
2025	3,462
2026	358
Thereafter	173
$7,172

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $106,458 was added to the principal of the First Sament Note. As of September 30, 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the unaudited condensed consolidated balance sheet. As of September 30, 2022, the unamortized discount related to the promissory note was $32,559 and interest accrued was $82,451.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (together with the First Sament Note, the “Sament Notes”), which accrues interest at a rate of 3.50% per annum and matures on June 3, 2023. The promissory note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. The total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the unaudited condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022, interest accrued on the promissory note was $17,910.

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

On October 7, 2021, upon exercise of the first tranche of the Agreement, the Company entered into a $1,150,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche One Note”), which resulted in total cash proceeds of $1,000,000 after consideration of the original issue discount of 15.00%. The Tranche One Note was initially convertible to shares of the Company’s common stock at a conversion price of $7.65. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 150,327 shares of the Company’s common stock at an initial price of $7.65 per share. The warrants will expire October 7, 2026. The warrants, which had a fair value of $413,164, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche One Note was nil.

On November 8, 2021, upon exercise of the second tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Two Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 8, 2026. The warrants, which had a fair value of $32,748, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Two Note was nil.

On November 22, 2021, upon exercise of the third tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Three Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 19,398 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire November 22, 2026. The warrants, which had a fair value of $32,660, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Three Note was nil.

On December 20, 2021, upon exercise of the fourth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Four Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Four Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire December 20, 2026. The warrants, which had a fair value of $27,901, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Four Note was nil.

On January 14, 2022, upon exercise of the fifth tranche of the Agreement, the Company entered into a $460,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Five Note”), which resulted in total cash proceeds of $400,000 after consideration of the original issue discount of 15%. The Tranche Five Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 22,169 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire January 14, 2027. The warrants, which had a fair value of $33,375, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Five Note was nil.

On February 11, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,500,000 and the number of warrants to purchase common stock to 1,167,297. On February 11, 2022, upon exercise of the sixth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Six Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Six Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on February 11, 2027. The warrants, which had a fair value of $8,411, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Six Note was nil.

On February 18, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,900,000 and the number of warrants to purchase common stock to 1,278,141. On February 18, 2022, upon exercise of the seventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Seven Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on February 18, 2027. The warrants, which had a fair value of $8,400, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Seven Note was nil.

On March 2, 2022, upon exercise of the eighth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Eight Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Eight Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 2, 2027. The warrants, which had a fair value of $8,135, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Eight Note was nil.

On March 9, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $3,200,000 and the number of warrants to purchase common stock to 1,361,274. On March 9, 2022, upon exercise of the ninth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Nine Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 16,627 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 9, 2027. The warrants, which had a fair value of $25,223, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Nine Note was nil.

On March 18, 2022, upon exercise of the tenth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Ten Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Ten Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 18, 2027. The warrants, which had a fair value of $8,481, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On March 30, 2022, upon exercise of the eleventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche 11 Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche 11 Note was initially convertible into shares of the Company’s common stock at a conversion price of $20.75. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 5,543 shares of the Company’s common stock at an initial price of $20.75 per share. The warrants will expire on March 30, 2027. The warrants, which had a fair value of $8,541, were recorded as a discount on debt. As of September 30, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On May 9, 2022, upon completion of the Company’s initial public offering, the Company repaid Evergreen an aggregate of $1,926,250 of principal and $26,881 of accrued interest in accordance with the terms of the Notes. Additionally, the Company paid a prepayment penalty of $577,875, which was recognized as interest expense during the nine months ended September 30, 2022.

On June 30, 2022, the Company issued an amended and restated consolidated secured promissory note (the “A&R Note”) to Evergreen. The A&R Note consolidated $1,753,750 in principal amount under convertible notes that were due to mature on July 7, August 8, and August 22, 2022 (the “Prior Notes”). The new principal amount of the A&R Note is $1,841,592, which includes accrued interest and prepayment penalties on the Prior Notes and takes into account a payment of $500,000 on the Prior Notes. The A&R Note was issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Prior to its initial public offering (“IPO”), the Company had received $3.2 million from the issuance of convertible notes and warrants to Evergreen. Except for the Prior Notes, these convertible notes were repaid with a portion of the proceeds of the IPO. As consideration for accepting the A&R Note, the Company also issued 200,000 shares of common stock to Evergreen under a letter agreement between the Company and Evergreen and pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The A&R Note bears interest at 7.0% per annum and will mature on March 31, 2023. Evergreen may elect to convert, subject to approval of the Company, the outstanding principal and interest under the A&R Note into shares of Common Stock at any time prior to the maturity date at a conversion price of $5.00 per share. If the Company sells Common Stock or securities convertible into Common Stock at a per share price lower than the conversion price of the A&R Note (the “Reset Price”), the conversion price of the notes will be reduced to the lower of (i) the Reset Price or (ii) $1.27 per share. Evergreen waived the application of this provision in connection with the issuance of the preferred stock. Under the A&R Note, Evergreen has the right to apply the amount due under the A&R Note to a future offering of equity or debt securities and use the amount to purchase the securities sold in that future offering. The Company must repay the A&R Note if it completes an offering of equity or debt securities with gross proceeds of at least $4.0 million. The transaction resulted in a loss on extinguishment of debt charge of $826,203, which was recorded during the nine-month period ended September 30, 2022. The outstanding balance on the A&R Note of $1,841,592 is included in “Short-term debt, net of discounts” within the unaudited condensed consolidated balance sheet as of September 30, 2022. A portion of the A&R Note was exchanged for shares of preferred stock on October 26, 2022. See Note 13, “Subsequent Events.”

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the unaudited condensed consolidated balance sheet as of September 30, 2022.

Greenleaf Promissory Note

On August 30, 2022, the Company issued the Greenleaf Promissory Note for $1,136,000. The Greenleaf Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due under the Greenleaf Promissory Note at any time without penalty. The Company will make monthly payments of principal and interest of $28,089 beginning January 1, 2023 and until the maturity date. The Greenleaf Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

In addition, the Company’s obligation to repay the amounts due under the Greenleaf Promissory Note, or up to $1,136,000 plus any accrued interest, is guaranteed by the Company under a guaranty in favor of NJDI (the “Guaranty”) entered into on August 30, 2022. Under the Guaranty, in the event that the Company defaulted on the Greenleaf Promissory Note, the Company would be responsible for any sum remaining due after NJDI foreclosed on the Mortgage and exercised its rights under the Security Agreement.

During the three months ended September 30, 2022, accrued interest of $4,733 was added to the principal of the Greenleaf Promissory Note. As of September 30, 2022, $238,407 of the outstanding balance is included in “Short-term debt, net of discounts” and $902,326 is included in “Long-term debt, net of discounts” within the unaudited condensed consolidated balance sheet.

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

On May 9, 2022, upon the closing of the IPO, the Company converted SAFEs into 153,996 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. As of September 30, 2022, there are no outstanding SAFEs.

Related Party Loans

During 2020, the Company borrowed $25,000 from Michael James, the Company’s Chief Financial Officer and Director, which was repaid during the nine months ended September 30, 2022. The funds borrowed were utilized to fund ongoing operations and did not accrue interest.

During 2021, the Company issued Convertible Promissory Notes (the “Convertible Notes”) with principal amounts totaling $1,200,000 to Michael James, the Company’s Chief Financial Officer. The Convertible Notes matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The principal and interest due and owed under the Notes, which bore interest at a rate of 12.00% per annum, were convertible into shares of Common Stock at any time at the election of Mr. James at a conversion price equal to $4.625 (subject to adjustment for forward reverse stock splits and the like after the issuance date). Upon the closing of the IPO on May 9, 2022, Mr. James converted $1,200,000 of convertible notes and $117,800 of accrued interest into 284,930 shares of common stock. As of September 30, 2022, the outstanding amount on the Convertible Notes was nil.

During 2021, the Company issued demand notes totaling $35,200 to James Kras, the Company’s Chief Executive Officer and Director. The funds borrowed were utilized to fund ongoing operations and did not accrue interest. During 2021, the remaining outstanding balance of $25,200 was exchanged for a Convertible Promissory Note on the same terms as issued to Mr. James. Upon the closing of the Company’s initial public offering on May 9, 2022, Mr. Kras converted $25,200 of outstanding principal and $2,621 of accrued interest into 6,015 shares of common stock. As of September 30, the outstanding amount of the Convertible Promissory Note was nil.

During 2021, the Company issued Promissory Notes (the “Promissory Notes”) totaling $660,000 to Mr. James, which matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bore interest at a rate of 12% per annum. At the closing of the IPO, the Company repaid the Promissory Notes. As of September 30, 2022, the outstanding amount of the Promissory Notes was nil.

On January 7, 2022, the Company issued a promissory note totaling $70,000 to Mr. James on the same terms as the Promissory Notes issued to Mr. James in 2021. At the closing of the IPO, the Company repaid the Promissory Note. As of September 30, 2022, the outstanding amount of the Promissory Note was nil.

On March 7, 2022, the Company issued a promissory note totaling $20,000 to Mr. James, which matured on June 30, 2022 and did not incur interest. At the closing of the IPO, the Company repaid the Promissory Note.

Other Loans

During the nine months ended September 30, 2022, the Company issued promissory notes with principal amounts totaling $95,000 to unaffiliated third parties, of which zero remained outstanding as of September 30, 2022.

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

During the three-month period ended September 30, 2022, the Company entered into two financing agreements totaling $158,214 for the purchase of vehicles. The loans, which accrue interest at a rate of 7.64%, mature in 2027. The loans are secured by the vehicles purchased.

NOTE 8 – LEASES

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

During the nine-month period ended September 30, 2022, total operating lease cost was $172,856, of which $92,576 was associated with short-term leases. During the nine months ended September 30, 2021, total operating lease cost was $334,041, of which $253,761 was associated with short-term leases. As of September 30, 2022 and December 31, 2021, short-term lease liabilities of $88,137 and $77,363 are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease assets and lease liabilities as of September 30, 2022:

(in thousands)
September 30,
2022
Operating lease assets	$147
Operating lease liabilities	$147

The table below presents the maturities of operating lease liabilities as of September 30, 2022:

(in thousands)
Operating Leases
2022 (Remaining)	$27
2023	107
2024	36
Total lease payments	170
Less: discount	(23)
Total operating lease liabilities	$147

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

September 30,
2022
Remaining lease term (years)	1.6
Discount rate	17.5%

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

The Company has authorized 200,000,000 shares of common stock with $0.0001 par value. As of September 30, 2022 and December 31, 2021, 8,822,521 and 5,000,000 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company issued 3,822,521 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock in public offering	2,930,000
Issuance of common stock to Evergreen	280,000
Issuance of common stock for conversion of debt	444,941
Common stock issued for Director's fees	167,580
Common stock issued during the nine months ended September 30, 2022	3,822,521

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

On June 30, 2022, the Company issued the A&R Note to Evergreen. See Note 7, “Notes Payable,” for more information. As consideration for accepting the A&R Note, the Company issued 200,000 shares of common stock to Evergreen.

During the nine months ended September 30, 2022, the Company issued 444,941 common shares for the conversion of debt principal and accrued interest of $1,757,333 and $120,429, respectively.

Stock-Based Compensation

On January 18, 2022 in connection with the IPO, the board of directors (the “Board”) approved the Edible Garden AG Incorporated 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for equity incentive compensation for employees, non-employee directors, and any other individuals who perform services for the Company. The number of shares initially available for grant under the 2022 Plan was 1,500,000. A variety of discretionary awards are authorized under the 2022 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2022 Plan. The option price and terms are also subject to determination by the administrator with respect to each grant. The 2022 Plan expires in 2032, except for awards then outstanding, and is administered by the Board.

During the nine months ended September 30, 2022, the Company issued time-vesting restricted stock awards to the Company’s non-employee directors as compensation for director fees, with 167,580 shares of common stock underlying the awards in the aggregate. 50% of the shares underlying the award vested immediately upon grant and the remaining shares will vest on the one-year anniversary of the date of grant.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 1,332,420 at September 30, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding December 31, 2021	205,750	$11.18
Issuance of Warrants	3,553,211	$5.04
Outstanding September 30, 2022	3,758,961	$5.04

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

During the nine months ended September 30, 2022, the Company issued warrants to purchase an aggregate of 66,511 shares of common stock to Evergreen in conjunction with the private placement described in Note 7, “Notes Payable,” which were accounted for as a debt discount. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term	2.5 Years
Volatility	60.4%
Risk-free interest rate	1.6%
Dividend yield	0.0%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

On September 16, 2022, Dennis Rodrigues, a former officer and director of the Company, filed a breach of contract claim against the Company, its Chief Executive Officer, and its Chief Financial Officer in the Superior Court of New Jersey in Warren County (the “New Jersey Matter”). The plaintiff seeks damages relating to an alleged breach of contract for services rendered and related claims. Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. Accordingly, the Company has recorded an accrual of a loss contingency of $235,000 as of September 30, 2022, representing management’s best estimate of the potential loss in this matter at that time.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has entered into loan agreements with certain officers, the terms of which are disclosed in Note 7, “Notes Payable.”

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

NOTE 12 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the year ended December 31, 2021 and the nine-month period ended September 30, 2022, we incurred net losses of $5.5 million and $9.5 million, respectively. We expect to experience further significant net losses in the remainder of 2022 and the foreseeable future. At September 30, 2022, we had a cash balance of $2.0 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenue and reduce costs to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling securities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

NOTE 13 – SUBSEQUENT EVENTS

Stock-Based Compensation

On October 6, 2022, the compensation committee of the Board approved the award of an aggregate of 661,000 shares of common stock underlying restricted stock unit awards to employees and consultants of the Company.

Evergreen Exchange Agreement

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, of the amount payable under the A&R Note for 1,526,183 shares of Preferred Stock issued to Evergreen. The remaining principal balance of the A&R Note is approximately $1.02 million. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remain unchanged. Also on October 26, 2022, the Company’s Board of Directors approved a certificate of designation fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Preferred Stock, which was accepted for filing by the Secretary of State of the State of Delaware on October 26, 2022. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 1,526,183 shares were designated as Series A Convertible Preferred Stock as of October 26, 2022. Subsequent to September 30, 2022, the Preferred Stock holder converted 706,800 shares of Preferred Stock into common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “would,” “could,” “should,” “may,” “can,” “estimates,” “expects,” “continues,” “anticipates,” “projections,” “plans,” “potential,” “intends,” “believes,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our market opportunity;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to effectively manage or sustain our growth;
•	our ability to grow the business due to the uncertainty resulting from the COVID-19 pandemic or any future pandemic;
•	our expected use of proceeds from our initial public offering;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
•	our ability to regain compliance with the listing standards of the Nasdaq Capital Market (“Nasdaq”);
•	the potential lack of liquidity and trading of our securities;
•	the lack of an established market for our securities; and
•	our potential ability to obtain additional financing.

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

Our controlled greenhouse facilities allow us to grow consistent quality herbs and lettuces year-round, first by eliminating some of the variability of outdoor farming with our CEA techniques, and second by leveraging our proprietary software, GreenThumb. In addition to using hydroponic and vertical greenhouse systems, we use a “closed loop” system in our greenhouses. Generally, in a “closed loop” system, drain water is recollected and reused for irrigation. In our closed loop system, we also cycle water back into the system that has been collected through reverse osmosis. When compared with conventional agriculture, our closed looped systems and hydroponic methods use less land, less energy and less water (than legacy farms), thus conserving some of the planet’s limited natural resources. Our advanced systems are also designed to help mitigate contamination from harmful pathogens, including salmonella, e-coli and others.

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

We focus our efforts on producing our herbs and vegetables in a sustainable manner that will reduce consumption of natural resources, by recycling water in our closed loop system and using LED lights instead of conventional lightbulbs to accelerate crop growth and yield, when necessary. In addition, the inventory management component of GreenThumb allows us to manage inventory levels, order quantities and fill rates while maximizing truck loads. This means that we are better able to control shipping our products in full truck loads, thus eliminating multiple deliveries and decreasing the excess emission of greenhouse gases that would result from many partially full trucks delivering our products. Together, these elements of our production and distribution process are intended to reduce our carbon footprint, or the total amount of greenhouse gases that are generated by our actions, as compared with a legacy farm business.

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

RECENT DEVELOPMENTS

Edible Garden Heartland

On August 30, 2022, a wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Subsidiary”), of the Company entered into an asset purchase agreement (“Purchase Agreement”) with Greenleaf Growers, Inc. (“Greenleaf”), NJD Investments, LLC (“NJDI”), Soleri, LLC, and Nicholas DeHaan (collectively, the “Sellers”) and completed the purchase of the assets of Greenleaf used in its business (“Assets”) and the real property at 2900 Madison Ave. SE, Grand Rapids, Michigan (“Property”). The Assets include all vehicles, fixtures, fixed assets and equipment used in the operation of Greenleaf’s business; Greenleaf’s intellectual property; any inventory; and rights in and to certain outstanding contracts of Greenleaf pursuant to which the Company will sell Greenleaf’s existing inventory and work-in-process. The Property includes a 5-acre greenhouse facility that is currently used as a controlled indoor agriculture flower farm.

The Subsidiary paid an aggregate purchase price of $2,886,000, consisting of (i) a cash payment of $1,750,000 to the Sellers and (ii) a promissory note from the Subsidiary to NJDI for $1,136,000 (the “Greenleaf Promissory Note”).

The Greenleaf Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due under the Greenleaf Promissory Note at any time without penalty. The Company will make monthly payments of principal and interest of $28,089 beginning January 1, 2023 and until the maturity date of the Greenleaf Promissory Note. The Greenleaf Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

In addition, the Company’s obligation to repay the amounts due under the Promissory Note, or up to $1,136,000 plus any accrued interest, is guaranteed by the Company under a guaranty in favor of NJDI (the “Guaranty”) entered into on August 30, 2022. Under the Guaranty, in the event that the Company defaulted on the Greenleaf Promissory Note, the Company would be responsible for any sum remaining due after NJDI foreclosed on the Mortgage and exercised its rights under the Security Agreement.

Evergreen Exchange Agreement

On October 26, 2022, we entered into an exchange agreement (the “Exchange Agreement”) with Evergreen Capital Management LLC (“Evergreen”), pursuant to which a portion of the principal and accrued interest of the Amended and Restated Consolidated Senior Secured Promissory Note dated as of June 30, 2022 (the “A&R Note”) was converted into shares of a newly created series of our preferred stock, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). We and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, of the amount payable under the A&R Note for 1,526,183 shares of Preferred Stock issued to Evergreen. The remaining principal balance of the A&R Note is approximately $1.02 million. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remain unchanged. Also on October 26, 2022, our board of directors approved a certificate of designation fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Preferred Stock, which was accepted for filing by the Secretary of State of the State of Delaware on October 26, 2022. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 1,526,183 shares were designated as Series A Convertible Preferred Stock as of October 26, 2022.

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

Revenue Recognition

Revenues is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. Payments from our customers are due upon delivery or within a short period after delivery.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenue	$2,754	$2,447
Cost of goods sold	2,572	2,277
Gross Profit	182	170
Selling, general and administrative expenses	1,928	1,240
Loss from operations	(1,746)	(1,070)
Other income / (expense)
Interest expense, net	(88)	(74)
Gain from extinguishment of debt	-	42
Other income / (Loss)	(235)	-
Total other expenses	(323)	(33)
NET LOSS	$(2,069)	$(1,103)

Revenues

Revenues were $2.754 million for the three months ended September 30, 2022, compared to $2.447 million for the three months ended September 30, 2021. Revenues increased $307 thousand, or 12.55%, compared to the three months ended September 30, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold were $2.572 million for the three months ended September 30, 2022, compared to $2.277 million for the three months ended September 30, 2021. Cost of goods increased $295 thousand, or 12.96% compared to the three months ended September 30, 2021. The increase was primarily due to the increase in revenue.

Gross profit

Gross profit was $182 thousand or 6.61% of sales for the three months ended September 30, 2022, compared to $170 thousand or 6.95% of sales for the three months ended September 30, 2021. Gross profit increased by $12 thousand or 0.44% of sales for the three months ended September 30, 2022. Our margins dropped due to the increased costs incurred to fulfill the demand by our customers for our products which we were able to produce and deliver. The increased costs were due to inflation.

Selling, general and administrative

Selling, general and administrative expenses were $1.928 million for the three months ended September 30, 2022, compared to $1.240 million for the three months ended September 30, 2021. Selling, general and administrative expenses increased by $688 thousand or 55.48%, compared to the three months ended September 30, 2021. Compensation expense increased by $202 thousand driven by hiring new employees and wage increases for existing employees. Benefits increased by $18 thousand due to additional employees hired. Director fees increased by $184 thousand, comprised of $43 thousand paid in cash and the issuance of common stock valued at $141 thousand. Insurance expense increased by $117 thousand due to the new Directors and Officers liability insurance policy which went into effect in connection with the IPO in May 2022. Travel expense increased by $23 thousand for business development and performing due diligence on greenhouse locations for potential acquisitions. Public relations costs increased by $43 thousand compared to the three months ended September 30, 2021 to support our investor outreach efforts. Repairs and maintenance increased by $40 thousand as a result of maintaining the condition of the Belvidere, New Jersey greenhouse. Depreciation expense increased by $25 thousand due to the acquisition of the greenhouse located in Grand Rapids, Michigan and the purchase of additional trucks. Other professional fees increased by $13 thousand for work performed by outside experts.

Loss from operations

Loss from operations was $1.746 million for the three months ended September 30, 2022, compared to $1.070 million for the three months September 30, 2021. The increase in loss from operations was $676 thousand, or 63.21% compared to the three months ended September 30, 2021.

Interest expense

Interest expense was $88 thousand for the three months ended September 30, 2022, versus $75 thousand for the three months ended September 30, 2021. The interest was incurred to the seller financing notes for the Greenleaf Asset Acquisition, bridge loans for working capital and the mortgage for the newly acquired property in Grand Rapids, Michigan. See Note 7 to our financial statements.

Gain from extinguishment of debt

The Company recognized a gain from the extinguishment of debt of $42 thousand in the prior period due to the modification of the debt issued to Evergreen.

Other income (loss)

The Company recognized a loss of $235 thousand due to recognition of an accrual for a loss contingency. See Note 10 to our financial statements for more information.

Net loss

Net loss was $2.069 million for the three months ended September 30, 2022, compared to a net loss of $1.103 million for the three months ended September 30, 2021.

Management plans to continue its efforts to attempt to lower operating expenses and increase revenues. We continue to invest in further expanding our operations and promoting our name and products. Since most of the operating expenses are fixed or have a quasi-fixed character, management expects that as revenues increase, those expenses, as a percentage of revenue, will decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in future periods.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenue	$8,476	$7,708
Cost of goods sold	8,183	7,100
Gross Profit	293	608
Selling, general and administrative expenses	6,268	3,924
Loss from operations	(5,975)	(3,316)
Other income / (expense)
Interest expense, net	(1,825)	(175)
Loss from extinguishment of debt	(826)	42
Other income / (loss)	(825)	-
Total other expenses	(3,476)	(133)
NET LOSS	$(9,451)	$(3,449)

Revenues

Revenues were $8.476 million for the nine months ended September 30, 2022, compared to $7.708 million for the nine months ended September 30, 2021. Revenues increased $768 thousand, or 9.96%, compared to the nine months ended September 30, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold were $8.183 million for the nine months ended September 30, 2022, compared to $7.100 million for the nine months ended September 30, 2021. Cost of goods increased $1.083 million, or 15.25% compared to the nine months ended September 30, 2021. The increase was due to higher packaging costs due to inflation, higher labor costs due to COVID-19 and higher costs charged by our contract farmers.

Gross profit

Gross profit was $293 thousand or 3.46% of sales for the nine months ended September 30, 2022, compared to $608 thousand or 7.89% of sales for the nine months ended September 30, 2021. Gross profit declined by $315 thousand or 4.09% of sales for the nine months ended September 30, 2021. Our margins dropped due to the increased costs incurred to fulfill the demand by our customers as a result of COVID-19 for our products which we were able to produce and deliver. The increased costs were higher labor due to COVID-19, higher packaging costs due to inflation and higher costs charged by our contract farmers.

Selling, general and administrative

Selling, general and administrative expenses were $6.268 million for the nine months ended September 30, 2022, compared to $3.924 million for the nine months ended September 30, 2021. Selling, general and administrative expenses increased by $2.344 million or 59.73%, compared to the nine months ended September 30, 2021. Compensation expense increased by $1.391 million, driven primarily by $500 thousand transaction bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of the IPO pursuant to their employment agreements. The balance of the increase was due to wage increases and hiring additional employees. Payroll taxes increased by $27 thousand due to additional employees hired. Director fees increased by $221 thousand, comprised of $80 thousand paid in cash and issuance of common stock valued at $141 thousand. Insurance expense increased by $163 thousand due to the new Directors and Officers liability insurance policy which went into effect in connection with the IPO. Accounting costs increased by $148 thousand due to the completion of the year end audit and review of the quarterly financial statements. Repairs and maintenance increased by $130 thousand as a result of maintaining the condition of the Belvidere, New Jersey greenhouse. Other professional fees increased by $58 thousand for work performed by outside experts. Depreciation expense increased by $51 thousand due to the acquisition of the greenhouse located in Grand Rapids, Michigan and the purchase of additional trucks. Public relations increased by $51 thousand to support our investor outreach efforts. Travel expense increased by $39 thousand for business development and performing due diligence on greenhouse locations for potential acquisitions.

Loss from operations

Loss from operations was $5.975 million for the nine months ended September 30, 2022, compared to $3.316 million for the nine months September 30, 2021. The increase in loss from operations was $2.659 million, or 80.19% compared to the nine months ended September 30, 2021.

Interest expense

Interest expense was $1.825 million for the nine months ended September 30, 2022, versus $175 thousand for the nine months ended September 30, 2021. The interest was incurred to the seller financing notes for the Greenleaf Asset Acquisition, loans provided by an officer for working capital, bridge loans for working capital, and the mortgage for the newly acquired property in Grand Rapids, Michigan. See Note 7 to our financial statements.

Loss from extinguishment of debt

The company incurred a loss from the extinguishment of debt of $826 thousand due to the modification of the debt issued to Evergreen compared to a gain of $42 thousand for the nine months ended September 30, 2021.

Other income (loss)

The company incurred a loss of $825 thousand for the nine months ended September 30, 2022. $189 thousand of the loss was from the revaluation of the warrants issued to Evergreen, $401 thousand was due to a leak out provision for stock owned by Evergreen and $235 thousand was due to recognition of an accrual for a loss contingency. See Note 10 to our financial statements for more information.

Net loss

Net loss was $9.451 million for the nine months ended September 30, 2022, compared to a net loss of $3.449 million for the nine months ended September 30, 2021.

Management plans to continue its efforts to attempt to lower operating expenses and increase revenues. We continue to invest in further expanding our operations and promoting our name and products. Since most of the operating expenses are fixed or have a quasi-fixed character, management expects that, as revenues increase, those expenses, as a percentage of revenue, will decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $9.451 million during the nine months ended September 30, 2022 and $2.347 million in the year ended December 31, 2021. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through term loan borrowings, convertible notes, related party loans, and our initial public offering.

As of September 30, 2022 and December 31, 2021, we had $1.975 million and $31 thousand in cash and cash equivalents available, respectively. As of September 30, 2022 and December 31, 2021, we had working capital deficits of $1.243 million and $5.896 million, respectively. As of September 30, 2022 and December 31, 2021, we had $7.139 million and $8.091 million of total debt outstanding, respectively. To resolve our working capital deficit and meet our cash needs, we are implementing cost savings programs and plan to raise capital in order to extend our cash runway. If we are unable to raise additional capital, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations through the next twelve months. We anticipate that we will need to raise additional capital through one or more private placements or public offerings. We may not be able to access the capital markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our filings with the SEC.

Capital Resources

On May 9, 2022, we completed our IPO and raised total net proceeds of $13,624,500, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,025,500.

On August 30, 2022, we entered into the Greenleaf Promissory Note for $1,136,000, which provided seller financing in connection with the purchase of the Michigan Property. The Greenleaf Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due under the Greenleaf Promissory Note at any time without penalty. The Company will make monthly payments of principal and interest of $28,089 beginning January 1, 2023 and until the maturity date of the Greenleaf Promissory Note. The Greenleaf Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

In addition, the Company’s obligation to repay the amounts due under the Promissory Note, or up to $1,136,000 plus any accrued interest, is guaranteed by the Company under a guaranty in favor of NJDI (the “Guaranty”) entered into on August 30, 2022. Under the Guaranty, in the event that the Company defaulted on the Greenleaf Promissory Note, the Company would be responsible for any sum remaining due after NJDI foreclosed on the Mortgage and exercised its rights under the Security Agreement.

For more information on our outstanding debt as of September 30, 2022 and December 31, 2021, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the nine months ended September 30, 2022 and 2021, cash used for operating activities was $7.540 million and $2.015 million, respectively. Cash expenditures for the nine months ended September 30, 2022 increased primarily due to the timing of vendor payments and an increase in executive and directors’ compensation.

Investing activities

During the nine months ended September 30, 2022 and 2021, cash used in investing activities was $1.813 million and $73 thousand, respectively. The increase in cash used in for investing activities was primarily driven by our purchase of Greenleaf’s assets. See Note 3 to our financial statements.

Financing activities

During the nine months ended September 30, 2022 and 2021, cash provided by financing activities was $11.297 million and $2.098 million. The increase in cash provided by financing activities was primarily driven by completion of the IPO.

Nasdaq Deficiency Notices

On August 22, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we do not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) because: (i) our stockholders’ equity of $1,548,000, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, was less than the required minimum of $2,500,000; and (ii) as of August 19, 2022, we did not meet the alternative compliance standards of market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2022, our stockholder’s deficit is $381 thousand and we have not regained compliance with the Stockholders’ Equity Rule.

This notice of noncompliance has no immediate impact on the continued listing or trading of our securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq continued listing requirements. If Nasdaq accepts our plan for compliance with the Stockholders’ Equity Rule, then Nasdaq has discretion to grant an extension of up to 180 calendar days from August 22, 2022, or through February 18, 2023, to regain compliance with the Stockholders’ Equity Rule.

In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted, and an extension period is granted but we fail to regain compliance within that period, we would have the right to a hearing before a Nasdaq hearings panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On October 11, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until April 10, 2023, in which to regain compliance with the Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the Bid Price Rule by April 10, 2023, we may be eligible for consideration of a second 180-day compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market, other than the minimum bid price requirement, as long as we notify Nasdaq of our intent to cure the minimum bid price deficiency.

If we fail to regain compliance with the Bid Price Rule, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. This notification has no immediate effect on the listing of our common stock on Nasdaq.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing. If we do not regain compliance with the Nasdaq Listing Rules within the time periods permitted by Nasdaq, then our securities will be delisted from Nasdaq.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15 under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in various legal proceedings and claims arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which if determined adversely, would have a material adverse effect on our business, results of operations, or financial condition, except as described below.

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

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On August 22, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we do not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under the Stockholders’ Equity Rule because: (i) our stockholders’ equity of $1,548,000, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, was less than the required minimum of $2,500,000; and (ii) as of August 19, 2022, we did not meet the alternative compliance standards of market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2022, our stockholder’s deficit is $381 thousand and we have not regained compliance with the Stockholders’ Equity Rule.

In addition, on October 11, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet the Bid Price Rule, which requires listed companies to maintain a minimum bid price of at least $1 per share.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

•	we may be unable to raise equity capital on acceptable terms or at all;
•	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•	holders may be unable to sell or purchase our securities when they wish to do so;
•	we may become subject to stockholder litigation;
•	we may lose the interest of institutional investors in our common stock;
•	we may lose media and analyst coverage;
•	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 30, 2022, we granted an aggregate of 167,580 shares of time-vested restricted common stock to Mathew McConnell and Ryan Rogers as compensation for their service as directors under the Edible Garden AG Incorporated 2022 Equity Incentive Plan in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. Fifty percent of the awards vested immediately upon issuance and the remaining fifty percent will vest on August 30, 2023.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
10.1#	Asset Purchase Agreement with Real Estate, by and between Greenleaf Growers, Inc., NJD Investments, LLC, Soleri, LLC, Nicholas DeHaan, and 2900 Madison Ave Holdings, LLC, dated as of August 30, 2022	8-K	001-41371	September 6, 2022
10.2	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022	8-K	001-41371	September 6, 2022
10.3	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022	8-K	001-41371	September 6, 2022
10.4	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022	8-K	001-41371	September 6, 2022
10.5	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022	8-K	001-41371	September 6, 2022
10.6+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity (Deficit), and (v) related Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)			Filed herewith

#

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+	Management contract or compensatory arrangement.

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

Date: November 10, 2022

