Form 10-K
period 2022-12-31
Edible Garden AG Inc
filed 2023-03-22
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), was: approximately $4.9 million.

As of March 22, 2023, the registrant had 1,989,645 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

When we use the terms “Edible Garden,” the “Successor,” ”we,” “us,” or “our,” we are referring to Edible Garden AG Incorporated and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

 This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “outlook,” “should,” “strategy,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our ability to maintain compliance with the listing standards of Nasdaq;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the outcome of ongoing legal proceedings;
•	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
•	the potential lack of liquidity and trading of our securities; and
•	our potential ability to obtain additional financing.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements on our current expectations about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. As new risks emerge from time to time it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business

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

We believe that Edible Garden’s facilities comply with food safety and handling standards.

We have food safety certifications from Primus GFS (“Primus”), a Global Food Safety Initiative (“GFSI”) certification program, the United States Department of Agriculture (“USDA”) for organic products, and some of our products are verified as non-genetically modified (“non-GMO”) by the non-GMO Project. We are licensed under Perishable Agricultural Commodities Act (“PACA”) to operate our business. We voluntarily comply with the Hazard Analysis Critical Control Point (“HACCP”) principles established by the U.S. Food and Drug Administration (“FDA”).

Primus annually audits our growing process and entire food safety management system to ensure that our process and products meet the standards established by the GFSI. We value this certification because our customers require purchasing products from producers who are GFSI certified. When we undergo the GFSI audit, Primus audits the following:

•	standard operating procedures and their documentation;
•	food safety testing (biological hazards) by an ISO 17025 accredited lab;
•	water testing by an ISO 17025 accredited lab;
•	quality control processes;
•	personnel health, hygiene and safety;
•	sanitation programs;
•	mock recalls/products on-hold process;
•	internal auditing system for organic, GFSI, non-GMO and HACCP certifications and verifications;
•	records retention;
•	food defense/food fraud;
•	supplier approval program;
•	pest management program; and
•	visual inspection of growing and packing processes.

To maintain our USDA Organic certification, we must submit:

•	our farm and handling plans annually;
•	to an annual inspection and audit of our greenhouse and how we handle aspects of our business;
•	to review of our organic documentation and records retention; and
•	to review and testing of our water usage and irrigation systems, harvest and post-harvest processing, and supplier monitoring and control.

In addition, we must:

•	use Organic Materials Review Institute (“OMRI”)-approved inputs, such as fertilizer, pesticides, disease management and media;
•	use organic in-house seedling production;
•	use organic pest management practices;
•	use organic crop management techniques;
•	perform nutritional deficiencies testing;
•	perform microbiological water testing;
•	conserve natural resources and promote biodiversity; and
•	maintain organic integrity (prevent conventional crops from contaminating organic crops).

Some of our products are verified as non-GMO by the non-GMO Project. To have a product verified by the non-GMO Project, we submit to an annual review process of the relevant products. We must source seeds and cuts from reputable and safe suppliers, not use bio-engineered products or ingredients during the growing process, and not include bio-engineered ingredients or products in the final goods sold to customers.

To maintain our PACA license, we submit to an annual review of our business, including our history and principles, to ensure we are meeting our contractual obligations under the law. This includes abiding by fair trading practices, meeting our contractual agreements and specifications, promptly paying all contracts, and maintaining trust assets.

The HACCP principles require that we submit to USDA audits annually. We must also identify the various chemical, physical, and biological hazards that exist in crop production and manage and control those hazards so that they do not contaminate our products or packaging. We must also implement and document critical control points, and implement and document corrective actions taken when those critical control points do not adequately control a hazard.

We have a history of operating losses since inception and expect to incur additional near-term losses. As discussed further in “Management’s Discussion and Analysis - Liquidity and Capital Resources,” our auditors have issued an opinion that there is a substantial doubt about our ability to continue as a going concern.

We believe that the power of our brand together with the quality, innovative packaging and traceability of our products allow all of our customers to associate Edible Garden with locally grown and sustainably sourced packaged herbs and vegetables. Our tag line “Simply Local, Simply Fresh” is intended to describe our business plan: growing herbs and lettuce in local farms in the regional communities where our customers sell our products so that the products stay fresher for longer. We believe this strategy allows us to drive local grass roots brand awareness while we grow our business to support our plan to become a national brand.

Acquisitions

Our strategy for growth includes acquisitions. Our acquisition strategy includes expanding our greenhouse capacity in order to reduce our dependence on contract growers which we believe will benefit our profit margin. Greenhouse expansion also supports our effort to grow local which reduces transportation costs. We expect to make acquisitions that expand our consumer product offerings and leverage our channels to market.

Heartland Facility in Grand Rapids, Michigan

On August 30, 2022, through our wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Michigan Subsidiary”), we acquired a five-acre greenhouse facility in Grand Rapids, Michigan for $2,886,000.  The greenhouse facility is operating as Edible Garden Heartland. After Edible Garden Heartland is fully transitioned to growing our herbs and lettuce products, which is expected during the first half of 2023, it will add approximately five acres of directly controlled growing capacity to our operations. We believe the addition of Edible Garden Heartland will contribute to higher gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

Pulp

In November 2022, we acquired the assets of Pulp, including its line of sustainable gourmet sauces and chili-based products. Pulp’s product lines are all-natural, Non-GMO and preservative free. The products include Hungarian wax hot sauce, poblano serrano jalapeno hot sauce, Fresno chili hot sauce, habanero carrot hot sauce, salsa macha, chili crisp, and chili oil.

Products and Customers

We currently offer 34 stock keeping units (“SKUs”) and expect to further cross sell products across our supermarket partners to meet their demand. These products include:

•	10 types of individually potted, live herbs;
•	10 types of cut single-herb clamshells;
•	2 specialty herb items;
•	6 different types of lettuce;
•	3 garden salad kits;
•	hydro basil;
•	bulk basil; and
•	vegan protein powder.

We also expect to sell Pulp’s products, which consist of Hungarian wax hot sauce, poblano serrano jalapeno hot sauce, Fresno chili hot sauce, habanero carrot hot sauce, salsa macha, chili crisp, and chili oil in the summer of 2023.

Our fresh produce and plant-based protein products are currently sold at over 4,000 supermarket stores and food distributors across the Northeast, Midwest and Mid-Atlantic regions of the country. Some of the supermarkets that sell our products include Walmart, Target, Meijer, Wakefern Food Corporation/ShopRite, King Kullen, D’Agostino’s, Kroger, and Food Bazaar. We also service a large number of food distributors. This market segment allows us greater penetration with smaller local and regional supermarkets and the food services business.

Since inception, a few of our customers constitute a majority of our total revenue. For example, during the years ended December 31, 2022 and 2021, we earned approximately 76% of our revenue from three customers, and at December 31, 2022 and 2021, approximately 68% and 79%, respectively, of our gross outstanding trade receivables were attributable to these three customers. While we value our strong relationship with these major customers, we face the risk of losing a significant source of revenue if our major customers do not continue to purchase our products. If that were to occur and we were unable to replace the revenue by selling our products to additional customers, our ability to earn revenue would be significantly negatively impacted. Part of our growth strategy is to reduce this customer concentration by expanding our production capacity, which would allow us to sell our products to more supermarket partners.

We sell products to our customers on a purchase order basis, with no spend or purchase commitments, in the ordinary course of business. We and our customers enter into purchase orders on a daily basis. To date, no purchase order has exceeded 2.0% of our revenue for the particular quarter in which the products were delivered to the customer.

The packaging we use for our produce leverages the latest technology to reduce plastics, extend the shelf life of our products, and reduce retail shrink - all leading to a reduced carbon footprint by reducing waste. The packaging we use for our produce features bio-based (sugar cane) sleeves. Using this material, we are able to reduce our use of plastic in our business. Generally, retail shrink is a loss of inventory. For our supermarket customers, one source of this shrinkage is spoiled product, such as herbs that have been in packaging for so long that they become poor quality. We use herb bags that have micro-perforations that allow ethylene gas to escape from the product packaging. Ethylene gas accelerates spoilage of herbs and lettuce. By allowing this gas to escape, we are able to extend the shelf life of the product while reducing the likelihood that our customers experience retail shrink because they have to throw our products in the garbage. Using this technology, cilantro, for example, is in good quality after 11 days, while it would be in poor quality after seven days in other packaging, according to the developer1 of this bag material. The CO2 laser perforation creates well-defined holes which allow for a controllable and consistent environment in the bag, while other typical bagged herbs are perforated with a cold needle, which produce inconsistent holes and, therefore, an uncontrollable atmosphere. Less product spoilage means less waste, and less shrinkage means that we will not have to produce as many lettuce and herbs to achieve the same level of retail sales. Altogether, we should be able to produce less carbon and minimize the size of our carbon footprint by using these packaging innovations.

_________________________

1 “Shelf Life Studies: Herbs,” Windham Packaging, LLC.

More recently we have expanded our product line to include nutraceuticals and other food products as well as vitamins, plant and whey proteins, and other products utilizing next-generation plant ingredients grown and sourced using sustainable methods.

Production and Properties

We utilize prime greenhouse locations in the Northeast, Midwest and Mid-Atlantic regions of the country, allowing us to provide local fresh and organic products to these local communities. Our locally grown and delivered products using a network of sustainable greenhouse farms provide local communities, retailers and consumers the quality they demand with the food safety they expect. The communities, retailers and consumers benefit from this as this allows us to get our products to market in the shortest time without compromising the plant’s quality and nutritional value. The growing locations are chosen to be near key trucking lanes within hours of major cities to cut down on “food miles” and fuel costs. We believe our strategy enhances our products’ appeal to major consumer constituencies that desire products grown and delivered locally.

Potential Growing Capacity

Consistent year round growing that adheres to our stringent sustainability protocols occurs in greenhouse locations in Indiana, New Jersey, Michigan, and Wisconsin. The combination of: (1) our 5-acre, 200,000 square ft., flagship greenhouse location in Belvidere, NJ (“Flagship Facility”); (2) our recently acquired 5-acre, 200,000 square ft., Heartland Facility in Grand Rapids, Michigan (“Edible Garden Heartland”); and (3) over 480,000 square feet of available growing capacity in contracted greenhouse space from contract growers, enables us to use standardized methods and a suite of proprietary technology innovations to operate these hydroponic greenhouses and deliver consistent, fresh produce. Although we have access to this growing capacity at our contracted greenhouses, we do not use all of this capacity at any one time. We work with the contract growers to have products grown in locations that are near our customers, and because of changes in customer demand or the ability of the contract grower to meet the terms of our purchase orders, the locations where our products are grown change over time. We believe we have sufficient potential growing capacity with contract growers, at Edible Garden Heartland and at our Flagship Facility to supply products to our existing customers.

Since January 1, 2022, we have grown or purchased products grown in the following locations and with the following potential growing capacity:

Location	Growing capacity	Operated by
Flagship Facility (Belvidere, New Jersey)	5 acres	Edible Garden
Edible Garden Heartland (Grand Rapids, Michigan)	5 acres	Edible Garden
Francesville, Indiana	3 acres	Contract grower
Grand Rapids, Michigan	6 acres	Contract grower
Hixton, Wisconsin	3 acres	Contract grower

Order Process

We rely on long-term relationships with contract growers to grow our herbs and produce, but have no formal long-term contracts with these growers. We classify our relationships with growers as “long term” because of the length of the personal working relationship between members of our management team and the growers. In some cases, these relationships began more than five years ago. While the personal relationships are long term, we typically do not have formal written contracts with these growers. Instead, we and the growers use purchase orders to transact business. Our growing relationships require our produce to be grown in strict accordance with our proprietary growing process and to our specifications, but otherwise leaves control over the growing process to the contract growers.

We use our GreenThumb software to analyze year-over-year and trending sales data to develop customer-specific and aggregate product-specific forecasts. Each week, we provide our contract growers an estimated forecast that the grower can use to determine the quantity of herbs or produce it will sow. We use the same forecasts to determine what products to grow in the facility in Belvidere, New Jersey and the Heartland Facility. The quantity of products sown will later be used to fill a purchase order. The forecast precedes any purchase order from us or the customer because the products take time to grow and customers in the industry adjust their orders frequently to attempt to meet demand without taking on excess perishable inventory.

We typically receive purchase orders from our customers one to two weeks prior to harvest of the products. If we are using a contract grower, we then submit a purchase order to the grower to fulfill the order and choose the grower based on the proximity of the contract grower to the specific customer and the grower’s ability to fulfill the order. The contract grower is not obligated to accept any orders, or any certain minimum order, that we submit to the grower. The contract grower bears the inventory risk and risk of loss during the growing process. We take title of the produce after inspection has been made in accordance with the specifications agreed to by both parties. However, the contract grower is responsible for any customer rejections of products upon final delivery, and we do not pay the contract grower for products that are rejected by our customers. We pay the contract growers based on the number of products grown and accepted by the customer, and we are not otherwise financially obligated to the contract grower. Although it is not our practice to do so, we can terminate the purchase orders we submit to contract growers at any time and for any reason.

If the contract grower has not grown enough of a specific product to fulfill a purchase order, we attempt to supplement the order with products from other growers or the New Jersey facility to meet the customer’s order. We only pay the contract grower for the number of products we purchase from them. If we are unable to meet the customer’s order, the customer typically finds another source of the product, which may harm our reputation with the customer but does not result in us incurring costs for the order.

If the contract grower has grown more of a specific product than is needed to fulfill a purchase order, we attempt to supplement other purchase orders that may need more of that product. Ultimately, if the contract grower sows too much of one crop than is needed to fill the purchase order, the contract grower must absorb those costs.

Flagship Facility in Belvidere, New Jersey

In addition to our contract growers, we operate a 5-acre Flagship Facility in Belvidere, New Jersey, which began commercial operations in 2015. Our facility incorporates a hydroponic gutter system developed in Holland for the exclusive production of herbs. The Flagship Facility also includes a cold storage freezer which allows us to package herbs for our distribution partners and a 20,000 sq. ft packhouse, which is under construction. Because we control the growing and shipping processes at this facility, we bear inventory risk, risk of loss, and other risks for the produce grown at this facility.

We are currently party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we made lease payments of approximately $15,500 per month and $15,300 per month during 2022 and 2021, respectively, to the Landlord of the land on which our Flagship Facility is built and for which our predecessor company is the lessee. We effectively rent the property on a month-to-month basis with no set term. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord. We have been operating under this arrangement with the lessor for more than one year and do not expect to lose access to the property. We believe we will be able to continue operating the property because our operations and monthly payments benefit the current lessee, our predecessor company, and Landlord. Our predecessor company benefits from our effective assumption of the lease, because we are making lease payments that the predecessor company would otherwise be obligated to pay. In addition, an affiliate of our predecessor company, Sament Capital Investments, Inc. (“Sament”), is a creditor of ours, and our ability to repay amounts owed to Sament or increase the value of its investment in us depends in part on our ability to continue operating at the facility. From the Landlord’s perspective, it has been receiving consistent lease payments from an operator of the property since at least 2015 and from us for over two years, and many of the same individuals that worked for our predecessor company at the New Jersey facility continue to work at the facility as Edible Garden employees. If the Landlord did not assign the current lease or renegotiate a new lease with us, the Landlord would have to find another suitable tenant for the facility, which could result in additional costs to the Landlord or the risk of holding a vacant property. We expect to have the lease assigned to us once the Landlord obtains the permits necessary to complete construction of the packhouse. We do not know when those permits may be issued and cannot predict with certainty the timing of the expected assignment or the conditions upon which the Landlord’s consent to the assignment will be based.

Construction began on the packhouse at the New Jersey facility prior to our inception. Under the terms of the lease between our predecessor company and the Landlord, our predecessor company paid to build a foundation and construct the prefabricated building for the packhouse. Although the packhouse building is standing, it requires utilities and other improvements before we can use the building for our business. The Landlord was responsible for obtaining the permits required from the county and municipal governments for the construction. The permits used when the packhouse building was constructed have expired, and we believe that the Landlord will need to fund the widening of the road in front of the property and the addition of traffic lights as safety measures before new permits will be issued. After the applicable permits from the county government have been obtained by the Landlord, the construction of the packhouse should take between six months and one year to complete. We anticipate investing between $700,000 to $900,000 in capital expenditures to add utilities such as HVAC, electrical service, septic system, and a well to complete the packhouse. We have not yet incurred expenses on construction of the packhouse. The Landlord is aware of the construction of the packhouse. We do not anticipate construction on the packhouse will impact our ability to operate the property.

We source the raw materials for production from multiple suppliers, including Ball Horticulture, Brandt Box and Paper, PPC Flexible Packing, Sumit Plastics, Sun Gro Horticulture, Sunshine FPC, and expect that those supplies will continue to be available for our use.

Heartland Facility in Grand Rapids, Michigan

On August 30, 2022, through the Michigan Subsidiary, we acquired a five-acre greenhouse facility in Grand Rapids, Michigan, which will operate as Edible Garden Heartland. After Edible Garden Heartland is fully transitioned to growing our herbs and lettuce products, which is expected during the first half of 2023, it will add approximately five acres of directly controlled growing capacity to our operations. We believe the addition of Edible Garden Heartland will contribute to higher gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

Distribution

Edible Garden utilizes advanced, sustainable, environmentally controlled indoor agriculture to grow and process organic herbs and lettuces. Through our extensive distribution platform and proprietary predictive modeling, we pick, pack and ship to big box retailer’s distribution centers in our network. We distribute our products through more than 50 retail partners including national big box retailers, regional grocery stores, distributors, restaurants and local purveyors.

Our growing and distribution plans are designed to get our locally grown products to our retail partners and consumers as soon as possible after harvest. We want to make sure that our products arrive as fresh, undegraded and nutrient rich as when they were harvested. In order for us to meet this objective we strive to deliver our products to market in no less than 24 hours from when they are picked. We currently rely on our own fleet delivery vehicles, as well as other independent shipping operators. We continue to build a broader footprint and intend to increase our logistics and shipping fleet to include more energy efficient vehicles that will use less fuel and leave less waste in our environment. Our greenhouse farms have to be strategically located in order for us to deliver on this objective.

We hold our transportation-related assets and manage the distribution of our products through our wholly-owned subsidiary, EG Transportation, LLC. This entity owns and leases the delivery vehicles we use to distribute products and holds the liability insurance needed for the transportation aspects of our business. As of December 31, 2022, we have 11 delivery vehicles and less than 10 drivers.

Competition

The U.S. fruits and vegetable markets are highly competitive. Our main competitors are Aero Farms, Gotham Greens, Bright Farms, Bowery Farms, Plenty. Many of these companies may have significantly greater financial, technical, marketing and distribution resources, as well as greater experience in the industry than we have. Our services may not be competitive with their services. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. However, we believe the following elements will give us a competitive advantage in the rapidly growing CEA category:

Customer Relationships and Brand. Our herbs and lettuce product portfolio is sold through our supermarket partners including Walmart, Target, Meijer, Wakefern Food Corporation/ShopRite King Kullen, D’Agostino’s, Kroger, Food Bazaar and food distributors. These key partners make up the majority of our revenue. We believe that we will continue capture more opportunities with these partners as we expand our business and product offering. We also utilize an efficient marketing mix of social media, in-store signage and premium shelf positioning to drive consumer awareness and reinforce purchases.

Value Proposition. We are part of repositioning the way food is grown, packaged and distributed. We believe this is the next generation of farming that is good for people and our planet. We believe scaling our grow operations in a fully controlled environment will result in a higher optimization on yields together with freshness, taste and texture. In addition, our proposition focuses on intelligent, common-sense approach to growing more with less resources. Our Zero Waste Inspired approach is in everything we do - from innovative recyclable packaging across our product portfolio and enterprise, using less water, electricity and land, zero pesticides and less road miles. Simply Local Simply Fresh delivers all of this together with our local farming partners with an accessible, traceable, organic product at a competitive price.

Technology Platform. Technology and data are competitive differentiators for Edible Garden. Rather than relying on “off-the-shelf” systems, we have created a data-driven technology platform to power traceability and integration across plant production, operations, data analytics and demand planning. Our proprietary platform allows us to consistently monitor and control plant production inputs across our Flagship Facility as well as integrate with all of our contract growers. This allows us to scale throughput with disruption and capture data analytics for better yield and predictability.

Management Team. Our management team has worked together for 7 years. Jim Kras, our CEO and Mike James, our CFO, have a strong working relationship and work collaboratively to advance our growth. We believe that they bring strong senior leadership in their respective roles and responsibilities and have been instrumental in our success to date, including growing our business during a pandemic. Our management team is committed to developing young talent in our business and are committed to continue this employee development as the organization continues to grow.

Industry Overview

Traditional Outdoor Agriculture. The traditional agriculture industry in the United States consists primarily of field crop farms. According to the USDA, the United States had almost 900 million acres of farmland in 2019. Over the last few decades this acreage has shifted and consolidated to larger and larger farms. Today, large-scale family farms make up just 3 percent of farms in the United States and 42 percent of overall production. Production of produce is also regionalized. The American Farm Bureau Foundation reports that Monterey County in California, home of Salinas Valley, supplies 61% of all leaf lettuce and 56% of head lettuce in the United States.

This regional dependency contributes to long, complex distribution chains, with some produce traveling thousands of miles over several days before reaching store shelves. With the environmental and social macrotrends mentioned herein, we believe traditional field farming is also less prepared to support a growing world population, due to its reliance on large amounts of land and water, both of which are becoming scarcer and less available for food production. We also believe consumer trends continue to want to know where their food comes from together with traceability and food safety (food pathogens - listeria and salmonella) are becoming more important to all business partners and consumers.

Traditional Greenhouse Operators and Controlled Environment Agriculture (CEA). CEA has gained market share in recent decades as an alternative source of food production. This consists of both greenhouse operating companies and more high-tech greenhouses selling to retailers and grocery stores throughout the country. Despite growth in select crops, greenhouses have not been able to take meaningful market share from traditional field farms in the United States or in the leafy greens market until now. This is a function of shifting consumer trends together with the realization that the planet has finite natural resources. Overall consumer behavior is shifting away from commoditized produce as they associate consumer branded produce as sustainable, safe, organic, pesticide free all year long that is good for them and the social fabric of our planet. That’s why we believe as a market innovator we can continue to capture market share and brand awareness.

Growth Strategy

We are at an important point as we are operating at commercially viable scale and ready for the next level of growth with additional greenhouses and capabilities. Our business plan is to develop, own and operate commercial greenhouses across North America through a combination of organic and acquisitive growth. Presently and in the near term our greenhouse operations will continue to grow herbs and lettuces. We expect to scale our business by building or acquiring a portfolio of new, fully scaled commercial greenhouses across the Northeast, Midwest, Mid-Atlantic, South and Southwest. We plan to locate farms with easy access to distribution centers and major population demographic centers and to sell products into established supermarkets partners and distributors. We expect these full-scale commercial greenhouses to have more production capacity than our current facility and contract growers and to benefit from economies of scale. We believe this fledgling industry is at an early stage of consolidation and we have the opportunity with our strong channels to market, retailing expertise and technology in CEA to be a leader in this space.

Site selection for future facilities is based on a detailed methodology that weighs factors we believe to be indicative of farm unit economics, operational reliability and market accessibility, among other criteria. Examples include customer access and market depth within a 300-mile radius. The availability, reliability and cost of electricity; construction costs, speed to build, site infrastructure and permitting; local labor are further inputs to our selection process.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect our proprietary rights, which are primarily our inventions, brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks, three pending patent applications, and two issued patents in the United States. The issued patents include claims related to greenhouse management software and systems (GreenThumb) and are expected to remain in force until November 2040, provided that all required maintenance fees are paid. One of the three pending patent applications is a recently filed continuation patent application related to greenhouse management software and systems. If this pending patent is granted, it would remain in force until at least November 2040, provided that all required maintenance fees are paid. The two remaining patent applications, a design patent application and a utility patent application, are related to automatically watering display stands for herbs and other vegetation. Should these pending patent applications be granted, the design patent would remain in force until February 2035 and the utility patent would remain in force until February 2041, provided that all required maintenance fees are paid for the utility patent.

Research and Product Development

Edible Garden recognizes the consumer acceptance and growth opportunities associated with plant-based derivatives of the products/plants it currently grows. As a leader in sustainability, research and development is a key focus for us moving forward. We sell plant-based nutraceuticals under the Vitamin Way brand. These products are produced by a co-manufacturer according to our specifications. We expect to grow our nutraceuticals product suite with additional products by working with Nutracom, an established developer and contract manufacturer of nutritional products, on new formulations. We believe that expanding into multiple product lines and diversifying from fresh produce to shelf-stable products will increase revenue opportunities.

Our Sustainability Plan - Renew, Reuse, Recycle & Innovate

We adhere to an Environmental, Social, and Governance (“ESG”) criteria and set of standards for our operations that is socially conscious. Our Environmental criteria considers how our company performs as a steward of nature. The Social criteria examines how we manage relationships with employees, suppliers, customers, and the communities where we operate. Our Governance deals with the company’s leadership, executive pay, audits, internal controls and stockholder rights.

Environment: We operate our CEA greenhouse facilities with the goal of being a good steward of nature. With our closed loop systems, we recapture and recycle water into our growing process. We are pesticide-free in our Flagship Facility, Edible Garden Heartland and all contracted grow facilities. In vertical greenhouses, we are able to grow more herbs and lettuce per square foot than legacy farms. Our GreenThumb software allows us to be more efficient in our packing and shipping process with the goal of reducing excess emission of greenhouse gases and carbon that would result from more trucks transporting our products. The packaging we use is intended to reduce food spoilage and food waste while utilizing bio-based materials, leading to a reduction of plastics in the packaging. In the future, we intend for our greenhouses to take advantage of areas with renewable energy alternatives such as solar, wind, and hydro together with suppliers that support greenhouse gas-free electricity generation, when available. We plan to continue to deliver innovation in the products we use for our packaging and potting, further eliminating plastics from our products with recycled, biodegradable packaging. We intend to migrate to alternative fuel vehicles for our shipping needs by 2030. We commit to be carbon neutral by 2030, meaning that any carbon dioxide released into the atmosphere from our business activities will be balanced by an equivalent amount being removed. Beyond our own operations, we consider the business activities of our suppliers, distributors, and other partners to be an important component of our overall environmental impact. We continually try to find partners who share our vision and commitment to sustainability. Accordingly, we prefer to work with suppliers and distributors that mirror our sustainability and carbon-neutrality goals. Many of our major retailers and suppliers have made public commitments to sustainability, net-zero, and zero-waste with a horizon timeline, and we seek partners who are taking a similar approach to reducing their environmental impact and carbon footprint. Although we ultimately rely on our partners to maximize their efficiencies, we drive reductions in overall carbon emissions and food miles by growing and delivering from facilities that are as close to our supermarket partners’ distribution centers as possible. We are working to help those partners who are not currently pursuing sustainability goals to move in that direction by raising awareness and providing information and guidance. However, we recognize that some of our smaller partners are subject to resource limitations and we will not require all of them to achieve our 2030 goals.

Social - Employees: Being local and producing year-round not only allows for competitive produce prices and the opportunity for more consumers to access high quality produce, it also allows our facilities to offer full time, indoor jobs to members of the community, offsetting the seasonal work offered by more traditional agriculture businesses. We are also committed to paying at a living wage, hiring locally, and promoting internally by investing in internal and community training programs to train employees with a skill set that will allow them to be part of the 21st-century workforce in the next generation of farming. We are committed to work with all of our employees to help us understand any issues and to develop and enhance our indoor agriculture training and internal development opportunities, and to advance this commitment, created a committee of employees that provides direct feedback to our management team about potential improvements for our employees.

Social - Community: We will prioritize underserved communities whether urban or rural where our facilities are located. As a company we will continue to develop our corporate mission of giving back to these communities. For example, beginning in Fall 2022, we are partnering with the University of Michigan’s School of Environment & Sustainability to offer students an opportunity to work with our team at Edible Garden Heartland to develop and implement initiatives that address the environmental and societal impacts of the food industry. Charitable contributions to food banks, school systems, community anti-hunger and social reintegration programs are also part of giving back to these communities. For example, we partner with Abilities of Northwest Jersey Inc. to offer skills training in hydroponics and greenhouse farming at our Belvidere, New Jersey, greenhouse for individuals with disabilities, and we were named the Employer of the Year for 2020 by Abilities of Northwest Jersey. These initiatives aim to provide better economic and social results for these underserved communities. Our strategy will be to partner with both local, state and federal programs to help identify investment zones or redevelopment areas that would benefit from one of our greenhouse facilities in their community because of the expected local economic development and employment that would be associated with a new facility. We expect that each of our facilities will employ approximately 35-40 employees in these communities. We plan to consider underserved communities in all our future site selection process.

Governance: Edible Garden looks at diversity as a competitive advantage and strives to be fully supportive of diversity endeavors at all levels of the company. This alignment and focus will aid us in steering our long-term corporate actions in the right direction. Our goal is to build diversity across the whole enterprise with specific focus on the management team and board of directors. Our nominating and governance committee is responsible for overseeing these fundamental areas.

2022 and 2021 Sustainability, Waste Reduction and Carbon Emission Avoidance

The following measures demonstrate Edible Garden’s ongoing commitment to sustainability, waste reduction and carbon neutrality for 2022:

•	The equivalent of 6 passenger car emissions were avoided by route optimization.

•	Reduced our overall fuel demand by 8,100 gallons of diesel fuel by route optimization.

•	Conserved 200 barrels of crude oil by route optimization.

•	136 metric tons of virgin plastic use was avoided by a simple packaging change (hydro basil cup).

•	Recycled 32 metric tons of mixed recyclables including corrugate, plastic, and glass by implementing a recycling program.

•	Avoided 2 tons of food waste through a new donation program to local food pantries.

•	Reduced overall pesticide use by 30% using an Integrated Pest Management system.

•	Through recirculating water systems, we were able to reduce the amount of water used by 936,000 gallons.

Total estimated emissions avoided: 539.3 metric tons of CO2.

The following measures demonstrate Edible Garden’s ongoing commitment to sustainability, waste reduction and carbon neutrality for 2021:

•	The equivalent of 14 passenger cars emissions avoided by route optimization.

•	Reduced our overall fuel demand by 21,000 gallons of diesel fuel through route optimization.

•	Conserved 500 barrels of crude oil by roue optimization.

•	5.5 tons of virgin corrugate materials avoided by removing an inch from every box height. Also allowed us to ship 20% more product on a pallet.

•	38 tons of materials were recycled and not destined for landfills.

Total estimated emissions avoided: 442 metric tons of CO2.

Regulatory Compliance

As a producer and distributor of food products, we are subject to the laws and regulations in the jurisdictions where our facilities are located and where are products are distributed. In particular we are subject to the FSM Act, which is enforced by the FDA. The FDA has the authority to regulate the growing, harvesting manufacture, including composition and ingredients, processing, labeling, packaging import, distribution and marketing and safety of food in the United States. The FSM Act significantly enhances the FDA's authority over various aspects of food regulation. For example, the FSM Act granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. While the FDA has been active in implementing the requirements of the FSM Act through issuance of regulations designed to result in a reduction of the risk of contamination in food manufacturing, the full impact of the FSM Act is not yet known, and we cannot assure you that it will not materially impact our business. Regulatory agencies in other jurisdictions have similar authority to address the risk of contamination or adulteration, and to require that contaminated products be removed from the market. The failure to comply with these laws and regulations in any jurisdiction, or to obtain required approvals, could result in a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus could materially adversely affect our business and operating results. In addition, the USDA regulates the import and export of certain fruits and vegetables into and from the United States, and the USDA also imposes growing, manufacturing and certification requirements for certain products labeled with organic claims. Failure to obtain necessary permits or otherwise comply with USDA regulations and requirements could result in a ban or temporary suspension of our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business.

Corporate History and Structure

Our business is a successor business of a subsidiary of Terra Tech Corp. (now known as Unrivaled Brands, Inc.)(“Terra Tech”). We purchased substantially all of the assets of Edible Garden Corp., a subsidiary of Terra Tech, from Terra Tech as of March 30, 2020 .Our company was incorporated on March 28, 2020 in the State of Wyoming as Edible Garden Inc. We subsequently changed our name to Edible Garden AG Incorporated on July 20, 2020, and we effected a stock split of 20 for 1 as of October 14, 2020. Effective July 7, 2021, our parent company, Edible Garden Holdings Inc., merged with and into us with us as the surviving entity. We converted into a Delaware corporation effective July 12, 2021. On September 8, 2021, we effected an additional forward stock split of 20 for 1. On January 26, 2023, we effected a reverse stock split of 1 for 30. As of December 31, 2022, we had 77 full-time employees.

Our principal address is 283 County Road 519, Belvidere, NJ 07823. Our telephone number is (908) 750-3953. We maintain a website at www.ediblegarden.com. The information contained on our website is not, and should not be interpreted to be, incorporated into this Annual Report on Form 10-K. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since our inception. We experienced net losses of approximately $12.453 million in the year ended December 31, 2022 and $5.538 million in the year ended December 31, 2021. We expect our capital expenses and operational expenses to increase in the future due to expected costs to retrofit the Edible Garden Heartland facility, increased sales and marketing expenses, operational costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the relationship. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. The doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors, which may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

We currently operate our Flagship Facility pursuant to an informal arrangement with our predecessor and the lessor of the land instead of a lease.

We currently do not have a formal lease to the land on which our Flagship Facility, in Belvidere, New Jersey, is built. We are currently party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we make lease payments of approximately $21,860 per month to the lessor of the land on which our facility is built, Whitetown Realty, LLC (the “Landlord”), and for which our predecessor company is the lessee. We effectively rent the property on a month-to-month basis with no set term. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord. Accordingly, we are subject to the risk that we will lose access to the property if the lessor were to evict us from the facility and property. If we were unable to access the property and continue operations in Belvidere, New Jersey, we may:

•	lose the ability to continue growing as great a quantity of herbs and lettuce;
•	incur costs in locating and leasing or purchasing a substitute for the Flagship Facility;
•	incur costs in purchasing new equipment or improving equipment at a new leased facility;
•	incur increased costs in filling purchase orders from our customers from contract growers;
•	lose access to the management team and skilled employees that operate the Flagship Facility, if we were to relocate those operations;
•	risk our earned reputation with customers if there is a disruption in our business; and
•	harm our reputation in our community.

If those risks occur, we may be unable to continue our business and you could lose the entire value of your investment in us.

We may need to raise capital in the future, which may not be available on favorable terms, if at all, and which may cause dilution to holders of our common stock, restrict our operations or adversely affect our ability to operate and continue our business.

If we need to raise additional funds in the future, we cannot be certain that we will be able to obtain financing on favorable terms, if at all, and any financings could result in additional dilution to holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. While the predecessor business has existed since 2013, our company has been in existence only since March 2020. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;
•	our ability to compete with other companies offering similar products and services;
•	our ability to effectively market our products and services and attract new customers;
•	the amount and timing of expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to control costs, including our expenses;
•	our ability to manage organic growth and growth through acquisitions;
•	changing regulatory environments and costs associated with compliance; and
•	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

We have historically earned most of our revenue from a limited number of customers, and if we lose any of these customers or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations would be materially and adversely affected.

During the years ended December 31, 2022 and 2021, three customers accounted for approximately 76% of our total revenue, and at December 31, 2022 and 2021, approximately 61% and 79%, respectively, of our gross outstanding trade receivables were attributable to these three customers. These customers generally do not enter into long-term contracts. We face risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenue and results of operations. If these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

The loss of one or more of our customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and ability to generate profits.

We sell our products to national and local supermarket chains. Our business and financial condition will be materially adversely affected if sales to one or more of our largest customers are reduced. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in these customers’ strategies or purchasing patterns may adversely affect our sales. For example, the customers may face financial or other difficulties, which may impact their operations and cause them to reduce their level of purchases, which could then adversely affect our results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Our business is characterized by low margins, which are sensitive to inflationary and deflationary pressures, and intense competition and consolidation in the grocery industry, and our inability to increase our gross margins could adversely affect our results of operations.

Our industry is characterized by a relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reduction in gross margin dollars. The grocery business is intensely competitive, and the competitive landscape is dynamic and continues to evolve, including from competitors that have greater financial and other resources than we do. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

The continuing consolidation of retailers, the growth of chains and closures of grocery locations may reduce our gross margins in the future should we experience pricing pressure from our customers. Prolonged periods of product cost inflation and periods of rapidly increasing inflation also have a negative impact on our gross margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, or to the extent our operating expenses increase. If we are unable to increase our gross margins, our results of operations will be adversely affected.

Our relationships with customers and suppliers are based on purchase orders rather than long-term purchase commitments.

We are subject to uncertainty because our relationships with customers and suppliers are based on purchase orders rather than long-term purchase commitments. Our produce is grown at facilities we own or control in Michigan and New Jersey and at third-party locations by contract growers. Based on forecasts derived from our GreenThumb software, to ensure availability of products, we or our contract growers start sowing products in advance of receiving purchase orders for those products. Inaccuracies in our forecasts of customer demand and product mix could negatively affect our ability to supply product to our customers and consequently, our operating results. Our customers can cancel purchase orders or defer the shipments of our products under certain circumstances with little or no advance notice to us. If we grow more products than we are able to sell to our customers, we will incur losses and our results of operations and financial condition will be harmed. If we or the contract grower have not grown enough of a specific product to fulfill a purchase order, our customers typically find another source of the product and we do not incur any additional costs. However, if we are unable to fill orders over time, we may harm our reputation with the customer and may be unable to maintain our relationship with the customer. Similarly, we may terminate the purchase orders we submit to contract growers at any time and for any reason, but if we do so, we risk jeopardizing the relationship with the contract grower and they may be less likely to accept purchase orders we submit, which would limit the potential growing capacity we can access and may limit our ability to supply products to our customers.

We depend on contract growers as suppliers for fulfilling our customers’ purchase orders, and the loss of significant potential growing capacity would negatively impact our results of operations and financial condition.

We depend, in part, on contract growers to grow the herbs and lettuce we sell to our customers. By using contract growers, we are able to increase the potential growing capacity for our products because we are limited in the amount of products we can grow in the Michigan and New Jersey facilities. If the contract growers were to significantly increase their prices, we will earn less per unit than we anticipate and may suffer losses if we are not able to pass those costs on to our customers. If we lost a relationship with a contract grower whose location was near to an important customer, we may not be able to deliver product to that customer as quickly as we would prefer and may have to transport the product over a longer distance, which would negatively impact our goals of delivering product as quickly as possible and using less “food miles.” If we were to lose a relationship with a significant number of our contract growers and were not able to find suitable alternatives for growing the affected products, we would be unable to fulfill purchase orders from our customers. If that were to occur, our reputation with our customers could suffer, and we may ultimately lose those customers and be unable to continue our business.

Our secured indebtedness could have important consequences to you.

Our secured indebtedness could have important consequences to you. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

Our secured indebtedness held by Sament Capital Investments, Inc. (“Sament”), is secured by a security interest in all of our assets located at the New Jersey Facility, and the Michigan Note is secured by a mortgage on Edible Garden Heartland. If we were to default on our obligations under these loans, the lenders would have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. In the event that the lenders enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

We have material weaknesses in our internal control over financial reporting, which if left unremediated could materially and adversely affect the market price of our common stock.

As of December 31, 2022, we did not maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small company with few employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. In addition, we have a material weakness in our internal control over financial reporting because we lack maintenance of appropriate documentation to support our internal controls and we have insufficiently reviewed reports identifying user entity controls. If we are unable to remediate the material weaknesses, our financial reporting may not be reliable and the market price of our common stock may be adversely affected.

Our performance may be impacted by general and regional economic volatility, inflation, or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets, particularly if food costs increase more quickly than wages in an inflationary environment. Economic uncertainty could also result in changing consumer preference and could reduce the demand for our products. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some products, which could then lower revenue and profitability.

Additionally, we are subject to regional economic volatilities since our potential growing capacity is located in a few areas, including Belvidere, New Jersey; Francesville, Indiana; Grand Rapids, Michigan; and Hixton, Wisconsin. Our use of hydroponic farming requires that it rely on local disease-free water sources and growing materials. Accordingly, any change in the availability of these local raw materials could adversely affect our operating results.

Because our business is concentrated on a limited set of products, we are vulnerable to changes in consumer preferences and changes in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of growing, shipping and selling fresh herbs and lettuce, along with plant-based protein and a line of gourmet sauces and chili-based products. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to anticipate shifts in consumers’ tastes and preferences. Any future shifts in consumer preferences away from the consumption of these products would also have a material adverse effect on our results of operations. Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions as may be affected by geopolitical issues, such as the Russian invasion of Ukraine, trade restrictions, unseasonable weather, pandemics and other public health emergencies, as well as other factors that are outside of our control. Discretionary purchases may decline during recessionary periods or at other times when disposable income is lower, such as during highly inflationary periods. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

Our business would be adversely affected by the departure of members of our management team.

Our success depends, in large part, on the continued contributions of James E. Kras and Michael James. Although we have employment agreements in place for each of these executives, we cannot assure you that each will remain with us for a specified period. Although we have additional personnel that contribute to our business, the loss of either of these executives could harm our ability to implement our business strategy, operate our day-to-day business and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, we may not be able to effectively execute our business strategy.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including our management, sales and marketing, operational, transportation, finance and administration personnel. For example, we currently have a limited number of drivers to transport our products to our customers. We do not know whether we will be able to hire sufficient workers for these positions to meet our production and delivery goals or, if hired, retain all of these personnel as we continue to pursue our business strategy. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

The costs of our operations may exceed our estimates due to factors outside of our control, such as labor shortages or external price increases, and we may be unable to pass those costs to our customers, which would negatively impact our financial results.

We depend on our employees and contracted grow operations teams to grow and distribute our products to our customers. We rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. Any labor shortage and any disruption in our ability to hire workers would negatively affect our operations and financial condition. If we experience a sustained labor shortage, we may need to increase wages to attract workers, which would increase our costs of growing our products. We have experienced price increases for packaging materials, natural gas supply, and shipping, and we have increased wages for our existing employees to adjust for inflation. If these increases continue or worsen, including due to inflationary pressures, and we are unable to pass those increased costs on to our customers, our gross margin will decline and our financial results would be negatively impacted.

We may not successfully integrate assets from acquisitions.

We completed two asset acquisitions during 2022: Edible Garden Heartland and Pulp. If we fail to accurately assess and successfully integrate any recent or future acquisitions, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and increased losses. Successful integration involves many challenges, including:

•	the difficulty of integrating acquired operations and personnel with our existing operations;
•	the difficulty of developing, manufacturing, and marketing new products and services;
•	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
•	in some cases, our exposure to unforeseen liabilities of acquired companies; and
•	the loss of key employees of an acquired business operation.

In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:

•	contingent consideration payments;
•	the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
•	charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
•	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.

If we are not able to successfully integrate the assets from our acquisitions into our business, we could significantly increase our costs without realizing expected benefits, which would adversely affect our business, financial condition, and results of operations.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in stockholder dilution and increase our outstanding indebtedness. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our existing indebtedness. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

We may implement new lines of business, such as the Pulp sauces, or offer new products and services within existing lines of business.

As an early-stage company, we may implement new lines of business at any time. For example, in the first quarter of 2023, we launched a line of gourmet sauces and chili-based products to expand our reach into supermarkets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where we have limited experience with the new lines of business or products or the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, be subject to cost increases, or harm our brand’s reputation. As a result, our business, financial condition or results of operations may be adversely affected.

Damage to our reputation could negatively impact our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

We are subject to risk of product contamination and product liability claims.

The sales of our products involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, production, packing, storage, handling or transportation phases. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image, which could significantly harm our business.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. If we fail to prevail in any future litigation and disputes, it could adversely affect our results of operations and financial condition. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

If we are unable to obtain patent protection for our products or otherwise protect our intellectual property rights, our business could suffer.

Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know‑how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In addition, our three pending patent applications may not be granted. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed. Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which could adversely affect our operating results.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, and our inability to maintain the confidentiality of that information, due to unauthorized disclosure or use, or other event, could have a material adverse effect on our business.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Our business could be negatively impacted by cyber security threats, attacks and other disruptions.

We face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure. A disruption, infiltration or failure of our information infrastructure systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security, loss of critical data and performance delays, which in turn could adversely affect our business.

Security breaches of confidential customer information or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of revenue. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings.

Risks Related to Our Industry

Failure to obtain necessary permits or otherwise comply with USDA regulations and requirements could result in a ban or temporary suspension of our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business.

As a producer and distributor of food products, we are subject to the laws and regulations in the jurisdictions where our facilities are located and where our products are distributed. In particular we are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act in 2011 (the “FSM Act”), which is enforced by the FDA. The FDA has the authority to regulate the growing, harvesting manufacture, including composition and ingredients, processing, labeling, packaging import, distribution and marketing and safety of food in the United States. The FSM Act significantly enhances the FDA’s authority over various aspects of food regulation. For example, the FSM Act granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. While the FDA has been active in implementing the requirements of the FSM Act through issuance of regulations designed to result in a reduction of the risk of contamination in food manufacturing, the full impact of the FSM Act is not yet known, and we cannot assure you that it will not materially impact our business. Regulatory agencies in other jurisdictions have similar authority to address the risk of contamination or adulteration, and to require that contaminated products be removed from the market. The failure to comply with these laws and regulations in any jurisdiction, or to obtain required approvals, could result in a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus could materially adversely affect our business and operating results. In addition, the United States Department of Agriculture (the “USDA”), regulates the import and export of certain fruits and vegetables into and from the United States, and the USDA also imposes growing, manufacturing and certification requirements for certain products labeled with organic claims. Failure to obtain necessary permits or otherwise comply with USDA regulations and requirements could result in a ban or temporary suspension of our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business.

Improper use of hydroponic farming methods may significantly impact our ability to maintain our operations and may adversely affect our financial results.

Improper use of indoor hydroponic farming techniques may adversely impact our operating results. For example, hydroponic farming commingles the use of water and electricity in close proximity which, if combined, may cause an electric shock or a power outage. As the nutrients supply in a hydroponic garden is powered by electricity, an outage could be detrimental to the garden. If an outage occurs, and lasts for a considerable period of time, the plants may die out if a supplementary system of nutrition is not implemented.

Hydroponic farming also necessitates proactive disease management practices to protect against pests and other natural conditions, outside of our control, from spreading through water sources. If we fail to properly manage its hydroponic farms, our operations and financial results may be adversely affected.

We are subject to fluctuations in market price and demand for agricultural products.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received for our products may depend on a variety of factors, including timing of the sale, the availability and quality of the produce item in the market, and the availability and quality of competing produce.

In addition, general public perceptions regarding the quality, safety, or health risks associated with particular food products could reduce demand for some of our products. Food safety warnings, advisories, notices, and recalls, such as those administered by the FDA, the Center for Disease Control and Prevention, other federal/state government agencies, could also reduce demand. To the extent that consumers evolve away from products that we produce for health, food safety or other reasons, and we are unable to modify the product or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

Our results may vary from quarter to quarter depending on seasonal fluctuations related to the sale of our products.

Earnings may be affected by seasonal factors, including the availability, quality, and price of raw materials, the timing and effects of ripening and perishability, the ability to process perishable raw materials in a timely manner, the leveraging of certain fixed overhead costs during off-season months, and the slight impacts on consumer demand based on seasonal and holiday timing. Because our products are grown, the expenses incurred to meet consumer demand are often incurred in advance of the revenue earned by selling the herbs and lettuce. For example, in our New Jersey facility, we begin sowing our longest-growing crop 13 to 14 weeks in advance of delivery. The impact of seasonal demand and the sales cycle for our products may cause our results to vary from quarter to quarter, which may make an investment in us less attractive to some investors.

Increases in commodity or raw product input costs, such as fuel and packaging materials, could increase costs significantly.

Our costs are determined in part by the prices of fuel and packaging materials. We may be adversely affected if sufficient quantities of these materials are not available. In addition, any significant increase in the cost of these items could also materially and adversely affect our operating results. Specifically, we require significant quantities of fuel for our delivery vehicles and thus are exposed to the risks associated with fluctuations in the price for fuel. The price and supply of fuel can fluctuate significantly based on international, political, and economic circumstances, as well as other factors outside of our control. If we are unable to manage the potential volatility in these input costs, our operations and financial results may be adversely affected.

Government policies and regulations specifically affecting the agricultural sector and related industries could adversely affect our operating results.

As a manufacturer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, such as the New Jersey Department of Agriculture, with respect to production processes, product attributes, packaging, labeling, storage, and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, and labeling. In addition, the advertising for our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Failure to comply with existing or modified regulations promulgated by these agencies may adversely affect our operating results.

We face intense competition that could prohibit us from developing or increasing our customer base.

The indoor agriculture industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to more easily adapt their existing operations to our line of business. Our competitors may also introduce new and improved products. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target market. Our ability to compete depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales will decrease. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting or are unable to introduce new and improved products to satisfy those preferences, our sales will decrease. If we fail to develop products in more profitable categories, we could fail to expand margins. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenue and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

Risks Related to the Ownership of our Securities

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure of which could result in a delisting of our common stock and certain warrants.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements. We recently regained compliance with Nasdaq’s listing standards, and Nasdaq will continue to monitor our compliance with the stockholders’ equity requirement. If, at the time we file our report for the quarter ending March 31, 2023, we do not evidence compliance with the stockholders’ equity requirement, our common stock and traded warrants will be subject to delisting.

If we are unable to satisfy these standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock or warrants when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock or warrants to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (4) an extended transition period for complying with new or revised accounting standards applicable to public companies. Additionally, we may take advantage of certain reduced disclosure obligations as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We have not and do not expect to declare any dividends on our common stock in the foreseeable future.

We have not and do not anticipate declaring any cash dividends on our common stock in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. There is no guarantee that our common stock will appreciate in value or even maintain its current market price. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

We may seek to raise funds, finance acquisitions or develop strategic relationships in the future by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common stock.

Any financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock, which may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our common stock and you may lose all or part of your investment.

 Provisions in our certificate of incorporation, bylaws, and outstanding equity-linked securities could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our certificate of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. For example, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. In addition, provisions of certain of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or increase the stockholder’s costs in bringing such a claim.

Our certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employee to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above.

This provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, employees or agents or increase the stockholder’s costs in bringing such a claim. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

A prolonged economic downturn could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Negative global and national economic trends, such as decreased consumer and business spending, high inflation, rising interest rates, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenue, profitability and cash flow. Unfavorable economic conditions may negatively affect demand for our products.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed for importing goods from China has significantly increased. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, food safety, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

We are currently party to an action for an alleged breach of contract with a former contract grower. See “Business — Legal Proceedings” for more information. If we settle this claim or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgments we incur in excess of our deductible. If we are unsuccessful in defending ourselves from this claim or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.

An active, liquid and orderly trading market for our common stock may not develop, the price of our stock is volatile, and you could lose all or part of your investment.

Even though our common stock is currently listed on Nasdaq, we cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our securities or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at the time you wish to sell them, at a price that is attractive to you, or at all. There could be extreme fluctuations in the price of our common stock because there are a limited number of shares in our public float.

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our stock price is subject to wide fluctuations in response to a variety of factors, which include:

•	whether we achieve our anticipated corporate objectives;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in our financial or operational estimates;
•	our ability to implement our operational plans;
•	changes in the economic performance or market valuations of companies similar to ours; and
•	general economic or political conditions in the United States or elsewhere.

In addition, broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission (“SEC”) and Nasdaq. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more time-consuming and costly than if we were a private company. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage year-over-year. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results.

 As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting with our annual report for the year ending December 31, 2023. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we will be required to pay all amounts owed to any creditors before distributing any assets to holders of our capital stock. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our capital stock holders, in which case our stockholders could lose their entire investment.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, our stock and warrant prices and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, our stock and warrant prices would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock and warrant prices or trading volume to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We own Edible Garden Heartland, a 5-acre greenhouse location in Grand Rapids, Michigan, through the Michigan Subsidiary. We own Edible Garden Heartland subject to a mortgage on Edible Garden Heartland and a security interest in the assets owned by the Michigan Subsidiary that secure a promissory note with a principal amount of $1,136,000 issued by the Michigan Subsidiary to NJD Investments, LLC. We guaranteed the Michigan Subsidiary’s obligation to repay the amounts due under the mortgage on Edible Garden Heartland.

We operate our Flagship Facility, a 5-acre greenhouse location in Belvidere, New Jersey, and effectively rent the Flagship Facility on a month-to-month basis. We currently do not have a formal lease to the land on which our Flagship Facility is built. We are party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we make lease payments of approximately $21,860 per month to the lessor of the land on which our Flagship Facility is built, Whitetown Realty, LLC (the “Landlord”), and for which our predecessor company is the lessee. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord.

We believe we have sufficient potential growing capacity, to supply products to our existing customers, at Edible Garden Heartland, our Flagship Facility, and with our contract growers, as described above in Part I, Item 1 “Business,” under the heading “Potential Growing Capacity.”

 Item 3. LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition, except as described below.

On February 9, 2023, the breach of contract claim brought by Dennis Rodrigues, a former officer and director, was dismissed by the Superior Court of New Jersey in Warren County. Prior to the dismissal, we paid an aggregate of $235,000 pursuant to a settlement agreement we had entered into with the plaintiff.

The Company is party to an action filed against us on November 29, 2021 by Green City Growers Cooperative in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff seeks damages of approximately $600,000 for an alleged breach of a supplier agreement. The Company denies the allegations and filed a counterclaim against the plaintiff on January 3, 2022. The Company believes it has meritorious defenses and plans to vigorously defend itself. This action arises from our entry into two agreements with the plaintiff. First, we entered into the Assumption Agreement in May 2021, whereby we assumed a liability of $78,976 that Arch City owed to the plaintiff. Second, also in May 2021, we entered into a supplier agreement with the plaintiff (the “Supply Agreement”), under which we agreed to purchase an aggregate of 6.0 million units of herbs and lettuce that were processed by the plaintiff over a three-year period according to agreed-upon prices. The plaintiff was one of our suppliers of cut basil, sage, rosemary, thyme and parsley during this time. On August 2, 2021, the plaintiff sent a notice to us terminating the Supply Agreement in accordance with its terms. Following the termination of the Supply Agreement, we do not have any written supply agreements with the plaintiff. Management concluded that a loss related to this matter was probable and reasonably estimable as of December 31, 2022. The accrual for the loss contingency totaled $120,000 as of December 31, 2022.

If we settle this claim or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgments we incur in excess of our deductible. If we are unsuccessful in defending ourselves from this claim or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Capital Market under the symbol “EDBL”. As of March 22, 2023, we had 1,618 stockholders of record. The actual number of stockholders is considerably greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2022. In addition, please refer to the discussion of our business contained in Part I, Item 1 of this Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

OVERVIEW

We are a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs and lettuces. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of lettuce in the ground, by using a vertical greenhouse, we can grow many towers of lettuce in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

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

RECENT DEVELOPMENTS

Public Follow-on Offering

On February 7, 2023, we closed on an underwritten public offering of 1,619,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $6.30 per share. Each unit was sold at a public offering price of $6.30 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million.

On February 10, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company had regained compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Rule 5550(b)(1), the publicly held shares requirement under Nasdaq Rule 5550(a)(4), and the minimum bid price requirement under Nasdaq Rule 5550(a)(2). Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of filing its periodic report for the quarter ending March 31, 2023, the Company does not evidence compliance with that rule, the Company’s common stock may be subject to delisting.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2022 and December 31, 2021, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$11,552	$10,507
Cost of goods sold	11,188	9,859
Gross Profit	364	648
Selling, general and administrative expenses	9,368	5,611
Loss from operations	(9,004)	(4,963)
Other income / (expense)
Interest expense, net	(2,033)	(617)
Loss from extinguishment of debt	(826)	42
Other income / (loss)	(590)	-
Total other expenses	(3,449)	(575)
NET LOSS	$(12,453)	$(5,538)

Revenue

Revenue was $11.552 million for the twelve months ended December 31, 2022, an increase of $1.045 million, or 9.95%, compared with $10.507 million for the twelve months ended December 31, 2021. The increase represents growth from our existing customer base.

Cost of goods sold

Cost of goods sold increased $1.329 million, or 13.48% to $11.188 million for the twelve months ended December 31, 2022, compared with $9.859 million for the twelve months ended December 31, 2021. The increase was due to higher packaging costs due to inflation, higher labor costs due to the tight labor market and increases in rates charged by our contract growers.

Gross profit

Gross profit declined by $284 thousand, or 43.83%, to $364 thousand, or 2.46% of sales, for the twelve months ended December 31, 2022, compared with $648 thousand, or 6.17% of sales, for the twelve months ended December 31, 2021. Margin contraction was the result of increased costs incurred to fulfill the demand by our customers due to higher packaging and labor costs as well as increased in fees charged by our contract growers.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased by $3.757 million, or 66.96%, to $9.368 million for the twelve months ended December 31, 2022, compared with $5.611 million for the twelve months ended December 31, 2021. Higher compensation and related expense of $1.240 million was driven primarily by $500 thousand transaction bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of our initial public offering (the “IPO”) pursuant to their employment agreements. The balance of the increase in compensation expense included $122 thousand of common stock issued to the employees and higher wages required to retain talent and expanding the workforce to support growth initiatives. Approximately $877 thousand of the increase in SG&A was associated with becoming a public company, including obtaining a Directors and Officers liability insurance policy, investor relations support and audit and quarterly financial review expenses. Director fees increased by $204 thousand, comprised of $134 thousand paid in cash and the issuance of common stock valued at $70 thousand. Repairs and maintenance increased by $191 thousand as a result of maintaining the condition of the Belvidere, New Jersey greenhouse. Other professional fees increased by $436 thousand for work performed by outside experts and legal expenses for settling the matter with Green City Growers. Depreciation expense increased by $244 thousand due to the acquisition of Edible Garden Heartland and the purchase of additional trucks. Travel expense increased by $86 thousand for business development and performing due diligence on greenhouse locations for potential acquisitions.

Loss from operations

Lower gross margin and higher SG&A resulted in an increase in loss from operations of $3.941 million to $8.904 million for the twelve months ended December 31, 2022, compared with $4.963 million for the twelve months December 31, 2021.

Interest expense

Interest expense was $2.033 million for the twelve months ended December 31, 2022, versus $617 thousand for the twelve months ended December 31, 2021. The increase was primarily due to additional expense of $552 thousand for amortization of debt discounts in the current year. Interest expense relates to the seller financing notes for the acquisition of Edible Garden Heartland, loans provided by an officer for working capital, bridge loans from Evergreen Capital Management, LLC (“Evergreen”) for working capital prior to the IPO, and the notes held by Sament. See Note 8 to our financial statements for more information regarding our notes payable.

Loss from extinguishment of debt

We incurred a loss from the extinguishment of debt of $829 thousand as a result of consolidating our debt and entering into an amended and restated consolidated secured promissory note (the “A&R Note”) with Evergreen in June of 2022, compared with a gain of $42 thousand for the twelve months ended December 31, 2021.

Other income (loss)

We incurred a loss of $590 thousand for the twelve months ended December 31, 2022. The revaluation of the warrants issued to Evergreen (as a result of the exercise prices being reduced to the public offering price in May of 2022) was $186 thousand of the loss while $401 thousand was due to a leak out provision for stock owned by Evergreen.

Net loss

Net loss was $12.453 million for the twelve months ended December 31, 2022, compared with a net loss of $5.538 million for the twelve months ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $12.453 million during the twelve months ended December 31, 2022 and $5.538 million in the year ended December 31, 2021. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through public equity offerings, term loan borrowings, convertible notes, and related party loans.

As of December 31, 2022 and December 31, 2021, we had $110 thousand and $31 thousand in cash and cash equivalents available, respectively. As of December 31, 2022 and December 31, 2021, we had working capital deficits of $2.966 million and $5.898 million, respectively. As of December 31, 2022 and December 31, 2021, we had $6.324 million and $8.775 million of total debt outstanding, respectively. To resolve our working capital deficit and meet our cash needs, we are implementing cost savings programs in addition to having raised $10.2 million from the sale of securities in February 2023. In February 2023, we paid off the secured promissory note in the amount of $677 thousand held by Sament and the A&R Note in the amount of $1.022 million. We believe that the remaining offering proceeds will be sufficient to fund our operations through December 2023. We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in this Annual Report on Form 10-K.

Capital Resources

On May 9, 2022, we completed our IPO and raised net proceeds of approximately $13.2 million, after deducting underwriting discounts and commissions and expenses associated with the offering of approximately $1.4 million. Subsequent to December 31, 2022, we raised total net proceeds of approximately $9.5 million, after deducting underwriting discounts and commissions and expenses associated with the offering of approximately $0.8 million.

On August 30, 2022, we entered into the Greenleaf Promissory Note for $1,136,000, which provided seller financing in connection with the purchase of Edible Garden Heartland. The Greenleaf Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due under the Greenleaf Promissory Note at any time without penalty. The Company will make monthly payments of principal and interest of $28,089 beginning January 1, 2023 and until the maturity date of the Greenleaf Promissory Note. The Greenleaf Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

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

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan matures on June 22, 2050 and incurs interest at a fixed rate of 3.75% per year.

On March 30, 2020, the Company issued a promissory note to Sament, an affiliate of our predecessor, for $3.0 million when the Company purchased the assets of its predecessor. This note accrues interest at a fixed rate of 3.5% per year on a 360-day year basis and matures March 30, 2025. This note is secured by all of the assets the Company purchased from its predecessor.

From time to time, the Company enters into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by the Company’s chief executive officer and/or chief financial officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and mature on dates between April 2024 and July 2027.

For more information on our outstanding debt as of December 31, 2022 and December 31, 2021, see Note 8 to our financial statements.

Cash Flows

Operating activities

During the twelve months ended December 31, 2022 and 2021, cash used for operating activities was $9.185 million and $4.078 million, respectively. Cash expenditures for the twelve months ended December 31, 2022 increased primarily due to the increase in net loss, timing of vendor payments and an increase in executive and directors’ compensation.

Investing activities

During the twelve months ended December 31, 2022 and 2021, cash used in investing activities was $2.033 million and $151 thousand, respectively. The increase in cash used in for investing activities was primarily driven by our purchase of Edible Garden Heartland. See Note 3 to our financial statements for more information about this asset acquisition.

Financing activities

During the twelve months ended December 31, 2022 and 2021, cash provided by financing activities was $11.297 million and $4.255 million. The increase in cash provided by financing activities was primarily driven by completion of the IPO, partially offset by the repayment of indebtedness.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EDIBLE GARDEN AG INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Edible Garden AG Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Edible Garden AG Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, California

March 22, 2023

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2022	2021

ASSETS

Current assets:
Cash	$110	$31
Accounts receivable, net	1,105	767
Inventory, net	586	360
Prepaid expenses and other current assets	62	33

Total current assets	1,863	1,191

Property, equipment and leasehold improvements, net	4,891	2,573
Intangible assets, net	50	-
Other assets	161	226

TOTAL ASSETS	$6,965	$3,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$2,787	$2,880
Short-term debt	2,042	4,209

Total current liabilities	4,829	7,089

Long-term liabilities:
Long-term debt, net of discounts	4,282	3,882
Long-term lease liabilities	34	126

Total long-term liabilities	4,316	4,008

Total liabilities	9,145	11,097

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT:
Common stock ($0.0001 par value, 6,666,667 shares authorized; 356,587 and 166,667 shares outstanding as of December 31, 2022 and 2021, respectively (1))	1	1
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of December 31, 2022 and 2021, respectively)	-	-
Additional paid-in capital	17,891	511
Accumulated deficit	(20,072)	(7,619)

Total stockholders’ deficit	(2,180)	(7,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,965	$3,990

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Years Ended December 31,
	2022	2021

Revenue	$11,552	$10,507
Cost of goods sold	11,188	9,859

Gross profit	364	648

Selling, general and administrative expenses	9,368	5,611

Loss from operations	(9,004)	(4,963)

Other income / (expense)
Interest expense, net	(2,033)	(617)
Gain (Loss) from extinguishment of debt	(826)	42
Other income / (loss)	(590)	-
Total other income / (expense)	(3,449)	(575)

NET LOSS	$(12,453)	$(5,538)

Net Income / (Loss) per common share - basic and diluted (1)	$(48.68)	$(39.28)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	255,776	141,005

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,453)	$(5,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	41	134
Depreciation and amortization	959	759
Amortization of operating lease right of use asset	77	65
Amortization of debt discount	909	227
(Gain) / loss on extinguishment of debt	826	(42)
Stock-based compensation	122	-
Stock issued as payment for fees and services	712	-
Stock issued to Directors	70	-
Expense for modification of warrants	189	-
Change in operating assets and liabilities:
Accounts receivable	(378)	(272)
Inventory	(226)	(46)
Prepaid expenses and other current assets	(29)	89
Other assets	(12)	40
Accounts payable and accrued expenses	85	571
Operating lease liabilities	(77)	(65)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(9,185)	(4,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,983)	(151)
Purchase of intangible assets	(50)	-
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(2,033)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,565	4,379
Payments of debt principal	(3,299)	(124)
Payment of debt issuance costs	(180)	-
Proceeds from common stock issuance	14,650	-
Proceeds from issuance of warrants	4	-
Payment of costs related to initial public offering	(1,443)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	11,297	4,255

NET CHANGE IN CASH	79	26
Cash at beginning of period	31	5

CASH AT END OF PERIOD	$110	$31

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$104	$7

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt and interest converted into common stock	$1,878	$-
Debt and interest converted into Preferred Series A stock	$961	$-
Interest added to mortgage principal	$14	-
Stock issued for debt extinguishment	$258	$-
Fixed assets acquired with debt	$1,294	$103
Warrants issued with debt	$101	$506

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except for shares) (1)

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	166,667	$1	-	$-	$511	$(7,619)	$(7,107)

Issuance of warrants to Evergreen	-	-	-	-	101	-	101
Issuance of common stock in public offering	97,667	-	-	-	13,212	-	13,212
Issuance of common stock to Evergreen	9,333	-	-	-	658	-	658
Issuance of common stock for Directors' fees	2,793	-	-	-	70	-	70
Issuance of common stock to employees and consultants	14,423	-	-	-	311	-	311
Conversion of debt to common stock	14,831	-	-	-	1,878	-	1,878
Conversion of debt to Preferred Series A stock	-	-	1,526,183	-	961	-	961
Conversion of Preferred Series A stock to common stock	50,873	-	(1,526,183)	-	-	-	-
Modification of warrants	-	-	-	-	189	-	189
Net income (loss)	-	-	-	-	-	(12,453)	(12,453)
Balance at December 31, 2022	356,587	$1	-	$-	$17,891	$(20,072)	$(2,180)

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	133,333	$-	-	$-	$6	$(2,081)	$(2,075)

Stock option exercises	33,333	1	-	-	(1)	-	-
Warrants issued with debt	-	-	-	-	506	-	506
Net income (loss)	-	-	-	-	-	(5,538)	(5,538)
Balance at December 31, 2021	166,667	$1	-	$-	$511	$(7,619)	$(7,107)

(1) Adjusted to reflect the stock splits as described in Note 1.

 The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden AG Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Unrivaled Brands, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020 Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Unrivaled Brands, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted.

We authorized 100,000 shares of common stock, par value $0.0001 per share, at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1 for 30 and decreased the total number of authorized common shares to 6,666,667. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Initial Public Offering

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 5, 2022, the Company entered into an underwriting agreement with Maxim Group LLC as representative of the underwriters in a firm commitment initial public offering of an aggregate of 97,667 units (“Units”), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $150.00 per share. The total net proceeds to the Company were $13,207,000, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,443,000.

From the net proceeds received from the offering, the Company paid Evergreen Capital Management LLC (the “Holder” or “Evergreen”) an aggregate of $2,531,006 in accordance with the terms of the convertible notes held by Evergreen. The Company converted Simple Agreements for Future Equity (“SAFEs”) into 5,134 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. The Company also paid the Chief Financial Officer $785,597 upon the maturity of promissory notes he held. Upon the closing of the offering, the Chief Financial Officer converted $1,317,800 of convertible notes into 9,498 shares of common stock, and the Chief Executive Officer converted $27,821 of a convertible note into 201 shares of common stock.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast, Midwest and Florida. Currently, Edible Garden’s products are sold at approximately 4,500 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2021 and 2022, and the consolidated results of operations and cash flows for the years ended December 31, 2021 and 2022 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses.

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 14, “Going Concern” of the Notes to Consolidated Financial Statements for additional information.

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

Examples of significant estimates and assumptions include provisions for doubtful accounts, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities and valuation of our common stock. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $98,858 and $133,985 as of December 31, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

During the years ended December 31, 2022 and 2021, three customers accounted for approximately 76% of our total revenue. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. As of December 31, 2022 and 2021, approximately 61% and 79% of our gross outstanding trade receivables were attributed to three customers, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was nil and $9,871 as of December 31, 2022 and 2021, respectively.

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

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period the impairment is identified.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Herbs & Produce	$9,882	$9,693
Vitamins and Supplements	1,670	814
Total	$11,552	$10,507

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

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the years ended December 31, 2022 and 2021, advertising expenses totaled $64,089 and $136,187, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2022 and 2021, such net operating losses were offset entirely by a valuation allowance.

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

The Subsidiary paid an aggregate purchase price of $2,886,000, consisting of (i) a cash payment of $1,750,000 to the Sellers and (ii) a promissory note from the Subsidiary to NJDI for $1,136,000 (the “Greenleaf Promissory Note”). The fair value of the consideration was allocated to the assets acquired based on their relative fair values, as follows:

(in thousands)
Consideration
Fair value of promissory note	$1,136
Cash consideration	1,750
Total fair value of consideration:	$2,886

Net book value of assets acquired
Inventory	$168
Furniture and Equipment	503
Leasehold improvements	2,104
Land	202
Liabilities assumed	(91)
Total Net Assets Acquired	$2,886

NOTE 4 – INVENTORY

Inventory as of December 31, 2022 and 2021 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2022	2021

Raw materials	$298	$68
Work-in-progress	288	292

Total inventory	$586	$360

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements as of December 31, 2022 and 2021 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2022	2021
	$-	$-
Furniture and equipment	1,408	667
Computer hardware	4	4
Leasehold improvements	5,192	3,031
Vehicles	304	131
Land	202	-
Construction in progress	4	4

Subtotal	7,114	3,837
Less accumulated depreciation	(2,223)	(1,264)
Property, equipment and leasehold improvements, net
	$4,891	$2,573

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2022 and 21 was $959,145 and $734,358, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2022 and 2021:

	(in thousands)
		December 31, 2022			December 31, 2021
Amortizing Intangible Assets:	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Pulp brand recipes	15	$50	$-	$50	$-	$-	$-
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(62)	$50	$62	$(62)	$-

Amortization expense for the years ended December 31, 2022 and 2021 was nil and $24,740, respectively. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021:

	(in thousands)
	December 31, 2022	December 31, 2021

Accounts payable	$1,728	$2,270
Accrued expenses	542	164
Accrued interest payable	185	117
Accrued payroll	187	213
Accrued vacation	53	39
Current lease liability	92	77

Total Accounts Payable and Accrued Expenses	$2,787	$2,880

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2022 and 2021:

	(in thousands)
	December 31,	December 31,
	2022	2021
Secured promissory note	$3,783	$3,783
Evergreen Private Placement	1,022	2,301
SBA loan	150	150
NJD Investments, LLC promissory note	1,155	-
SAFE agreements	-	538
Related party loans	-	1,888
Vehicle Loan	244	116
Total Gross Debt	$6,354	$8,776

Less: Gross short term debt	(2,042)	(4,209)
Less: Debt discount	(30)	(685)
Net Long Term Debt	$4,282	$3,882

Scheduled maturities of long-term debt as of December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	NJD Investments, LLC Promissory Note	Evergreen Private Placement	SBA Loan	Vehicle Loans	Total
2023	$677	$291	$1,022	$-	$52	$2,042
2024	-	301	-	-	59	360
2025	3,106	316	-	-	62	3,484
2026	-	247	-	-	49	296
2027	-	-	-	-	22	22
Thereafter	-	-	-	150	-	150
Total	$3,783	$1,155	$1,022	$150	$244	$6,354

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $106,458 was added to the principal of the First Sament Note. As of December 31, 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the unamortized discount related to the promissory note was $30,321 and interest accrued was $110,236.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (the “Second Sament Note,” together with the First Sament Note, the “Sament Notes”), which accrues interest at a rate of 3.50% per annum and matures on June 3, 2023. The promissory note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. The total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, interest accrued on the promissory note was $23,966. On February 17, 2023, the Company prepaid the principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by 10%.

Evergreen Private Placement

On October 7, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Evergreen, whereby Evergreen agreed to purchase up to $2,000,000 of secured convertible notes (the “Notes”) and warrants to purchase an aggregate of 6,859 shares of the Company’s common stock, in four tranches. The Notes, which mature nine months after issuance, are convertible, in whole or in part, into shares of the Company’s common stock, at the election of the Holder. The Notes have an original issue discount of 15.00% and incur interest at a rate of 5.00% per annum. The Notes may be prepaid in whole or in part at any time upon providing the Holder at least three business days prior written notice, upon which the Holder will have the option to convert the Notes to shares of the Company’s common stock. The Notes are secured by the Company’s operating and financial assets. Because the public offering price of the Company’s common stock in its initial public offering was lower than the conversion price under the Evergreen Notes and lower than the exercise price of the Evergreen Warrants, the conversion and exercise prices were reduced to the public offering price of $150.00 per share in May of 2022. The Evergreen Notes are secured and subordinated to the Sament Notes. In connection with the Agreement, the Company entered into an Intercreditor Agreement and Amendment with Sament, whereby Sament agreed to subordinate its security interest in the assets of the Company in favor of the Holder.

On October 7, 2021, upon exercise of the first tranche of the Agreement, the Company entered into a $1,150,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche One Note”), which resulted in total cash proceeds of $1,000,000 after consideration of the original issue discount of 15.00%. The Tranche One Note was initially convertible to shares of the Company’s common stock at a conversion price of $229.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 5,011 shares of the Company’s common stock at an initial price of $229.50 per share. The warrants will expire October 7, 2026. The warrants, which had a fair value of $413,164, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche One Note was nil.

On November 8, 2021, upon exercise of the second tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Two Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provided the Holder with the right, but not the obligation, to acquire 647 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire November 8, 2026. The warrants, which had a fair value of $32,748, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Two Note was nil.

On November 22, 2021, upon exercise of the third tranche of the Agreement, the Company entered into a $402,500 Senior Secured Convertible Promissory Note with the Holder (“Tranche Two Note”), which resulted in total cash proceeds of $350,000 after consideration of the original issue discount of 15.00%. The Tranche Three Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 647 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire November 22, 2026. The warrants, which had a fair value of $32,660, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Three Note was nil.

On December 20, 2021, upon exercise of the fourth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Four Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Four Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 555 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire December 20, 2026. The warrants, which had a fair value of $27,901, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Four Note was nil.

On January 14, 2022, upon exercise of the fifth tranche of the Agreement, the Company entered into a $460,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Five Note”), which resulted in total cash proceeds of $400,000 after consideration of the original issue discount of 15%. The Tranche Five Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 739 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire January 14, 2027. The warrants, which had a fair value of $33,375, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Five Note was nil.

On February 11, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,500,000 and the number of warrants to purchase common stock to 38,910. On February 11, 2022, upon exercise of the sixth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Six Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Six Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 185 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on February 11, 2027. The warrants, which had a fair value of $8,411, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Six Note was nil.

On February 18, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $2,900,000 and the number of warrants to purchase common stock to 424,605. On February 18, 2022, upon exercise of the seventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Seven Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 185 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on February 18, 2027. The warrants, which had a fair value of $8,400, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Seven Note was nil.

On March 2, 2022, upon exercise of the eighth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Eight Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Eight Note was initially convertible into shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 185 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on March 2, 2027. The warrants, which had a fair value of $8,135, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Eight Note was nil.

On March 9, 2022, the Company executed an amendment to the Agreement with Evergreen, which increased the aggregate subscription amount of the Notes to $3,200,000 and the number of warrants to purchase common stock to 45,376. On March 9, 2022, upon exercise of the ninth tranche of the Agreement, the Company entered into a $345,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Nine Note”), which resulted in total cash proceeds of $300,000 after consideration of the original issue discount of 15%. The Tranche Seven Note was initially convertible to shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 555 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on March 9, 2027. The warrants, which had a fair value of $25,223, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Nine Note was nil.

On March 18, 2022, upon exercise of the tenth tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche Ten Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche Ten Note was initially convertible into shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 185 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on March 18, 2027. The warrants, which had a fair value of $8,481, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On March 30, 2022, upon exercise of the eleventh tranche of the Agreement, the Company entered into a $115,000 Senior Secured Convertible Promissory Note with the Holder (“Tranche 11 Note”), which resulted in total cash proceeds of $100,000 after consideration of the original issue discount of 15%. The Tranche 11 Note was initially convertible into shares of the Company’s common stock at a conversion price of $622.50. Simultaneously, the Company executed a Common Stock Purchase Warrant agreement with the Holder, which provides the Holder with the right, but not the obligation, to acquire 185 shares of the Company’s common stock at an initial price of $622.50 per share. The warrants will expire on March 30, 2027. The warrants, which had a fair value of $8,541, were recorded as a discount on debt. As of December 31, 2022, the unamortized discount related to the Tranche Ten Note was nil.

On May 9, 2022, upon completion of the Company’s initial public offering, the Company repaid Evergreen an aggregate of $1,926,250 of principal and $26,881 of accrued interest in accordance with the terms of the Notes. Additionally, the Company paid a prepayment penalty of $577,875, which was recognized as interest expense during the year ended December 31, 2022.

On June 30, 2022, the Company issued an amended and restated consolidated secured promissory note (the “A&R Note”) to Evergreen. The A&R Note consolidated $1,753,750 in principal amount under convertible notes that were due to mature on July 7, August 8, and August 22, 2022 (the “Prior Notes”). The new principal amount of the A&R Note is $1,841,592, which includes accrued interest and prepayment penalties on the Prior Notes and takes into account a payment of $500,000 on the Prior Notes. The A&R Note was issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Prior to its initial public offering (“IPO”), the Company had received $3.2 million from the issuance of convertible notes and warrants to Evergreen. Except for the Prior Notes, these convertible notes were repaid with a portion of the proceeds of the IPO. As consideration for accepting the A&R Note, the Company also issued 6,667 shares of common stock to Evergreen under a letter agreement between the Company and Evergreen and pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The A&R Note bears interest at 7.0% per annum and will mature on March 31, 2023. Evergreen may elect to convert, subject to approval of the Company, the outstanding principal and interest under the A&R Note into shares of Common Stock at any time prior to the maturity date at a conversion price of $150.00 per share. If the Company sells Common Stock or securities convertible into Common Stock at a per share price lower than the conversion price of the A&R Note (the “Reset Price”), the conversion price of the notes will be reduced to the lower of (i) the Reset Price or (ii) $38.10 per share. Evergreen waived the application of this provision in connection with the issuance of the preferred stock. Evergreen has the right to apply the amount due under the A&R Note to a future offering of equity or debt securities and use the amount to purchase the securities sold in that future offering. The Company must repay the A&R Note if it completes an offering of equity or debt securities with gross proceeds of at least $4.0 million. The transaction resulted in a loss on extinguishment of debt charge of $826,203, which was recorded during the year ended December 31, 2022.

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, for 1,526,183 shares of Preferred Stock issued to Evergreen. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remain unchanged. The outstanding balance on the A&R Note of $1,021,592 is included in “Short-term debt, net of discounts” within the consolidated balance sheet as of December 31, 2022. Upon the closing of the Company’s follow-on offering, the Company repaid the A&R Note in full. See Note 15, “Subsequent Events,” for more information.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheet as of December 31, 2022.

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company issued the NJD Investments, LLC Promissory Note for $1,136,000. The NJD Investments, LLC Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company will make monthly payments of principal and interest of $28,089 beginning January 1, 2023 and until the maturity date. The NJD Investments, LLC Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

In addition, the Company’s obligation to repay the amounts due under the NJD Investments, LLC Promissory Note, or up to $1,136,000 plus any accrued interest, is guaranteed by the Company under a guaranty in favor of NJDI (the “Guaranty”) entered into on August 30, 2022. Under the Guaranty, in the event that the Company defaulted on the NJD Investments, LLC Promissory Note, the Company would be responsible for any sum remaining due after NJDI foreclosed on the Mortgage and exercised its rights under the Security Agreement.

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJD Investments, LLC Promissory Note. As of December 31, 2022, $290,417 of the outstanding balance is included in “Short-term debt, net of discounts” and $864,638 is included in “Long-term debt, net of discounts” within the consolidated balance sheet.

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

On May 9, 2022, upon the closing of the IPO, the Company converted SAFEs into 5,134 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. As of December 31, 2022, there were no outstanding SAFEs.

Related Party Loans

During 2020, the Company borrowed $25,000 from Michael James, the Company’s Chief Financial Officer and Director, which was repaid during the year ended December 31, 2022. The funds borrowed were utilized to fund ongoing operations and did not accrue interest.

During 2021, the Company issued Convertible Promissory Notes (the “Convertible Notes”) with principal amounts totaling $1,200,000 to Michael James, the Company’s Chief Financial Officer. The Convertible Notes matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The principal and interest due and owed under the Notes, which bore interest at a rate of 12.00% per annum, were convertible into shares of Common Stock at any time at the election of Mr. James at a conversion price equal to $138.75 (subject to adjustment for forward reverse stock splits and the like after the issuance date). Upon the closing of the IPO on May 9, 2022, Mr. James converted $1,200,000 of convertible notes and $117,800 of accrued interest into 9,498 shares of common stock. As of December 31, 2022, the outstanding amount on the Convertible Notes was nil.

During 2021, the Company issued demand notes totaling $35,200 to James Kras, the Company’s Chief Executive Officer and Director. The funds borrowed were utilized to fund ongoing operations and did not accrue interest. During 2021, the remaining outstanding balance of $25,200 was exchanged for a Convertible Promissory Note on the same terms as issued to Mr. James. Upon the closing of the Company’s initial public offering on May 9, 2022, Mr. Kras converted $25,200 of outstanding principal and $2,621 of accrued interest into 201 shares of common stock. As of December 31, 2022, the outstanding amount of the Convertible Promissory Note was nil.

During 2021, the Company issued Promissory Notes (the “Promissory Notes”) totaling $660,000 to Mr. James, which matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bore interest at a rate of 12% per annum. At the closing of the IPO, the Company repaid the Promissory Notes. As of December 31, 2022, the outstanding amount of the Promissory Notes was nil.

On January 7, 2022, the Company issued a promissory note totaling $70,000 to Mr. James on the same terms as the Promissory Notes issued to Mr. James in 2021. At the closing of the IPO, the Company repaid the Promissory Note. As of December 31, 2022, the outstanding amount of the Promissory Note was nil.

On March 7, 2022, the Company issued a promissory note totaling $20,000 to Mr. James, which matured on June 30, 2022 and did not incur interest. At the closing of the IPO, the Company repaid the Promissory Note.

Other Loans

During the year ended December 31, 2021, the Company issued promissory notes with principal amounts totaling $95,000 to unaffiliated third parties, of which zero remained outstanding as of December 31, 2021.

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

During the year ended December 31, 2022, the Company entered into two financing agreements totaling $158,214 for the purchase of vehicles. The loans, which accrue interest at a rate of 7.64%, mature in 2027. The loans are secured by the vehicles purchased.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

The Company has authorized 6,666,667 shares of common stock with $0.0001 par value. As of December 31, 2022 and 2021, 356,587 and 166,667 shares were issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued 3,822,521 shares of common stock, as summarized below:

Number of Shares

Issuances of common stock in public offering	97,667
Issuances of common stock to Evergreen	9,333
Issuances of common stock for conversion of debt	14,831
Issuances of common stock for conversion of Series A Convertible Preferred Stock	50,873
Issuances of common stock for Director's fees	2,793
Issuances of common stock to employees and consultants	14,423
Total of common stock issuances during the twelve months ended December 31, 2022	189,920

Summary table of common stock share transactions:
Shares outstanding at December 31, 2021	166,667
Common stock issuances	189,920
Shares outstanding at December 31, 2022	356,587

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 9, 2022, the Company completed its IPO. The Company sold a total of 97,667 shares of common stock.

On January 14, 2022, the Company issued 2,667 shares of common stock to Evergreen, pursuant to a Leak-Out provision as provided in the Securities Purchase Agreement dated as of October 7, 2021, as amended from time to time. During the six-month period following the IPO, Evergreen agreed that it would not offer or sell in a public broker transaction any shares of Common Stock on any trading day in an amount greater than 15% of the average daily trading volume over the five trading days preceding the date of any such sale. However, if Evergreen does not sell the full permitted amount on any trading day, it may carry forward any shortfall in its sales to increase the permitted amount for subsequent trading days, provided that the amount sold on any trading day shall not exceed 50% of the average daily trading volume over the five trading days preceding the date of any such sale.

On June 30, 2022, the Company issued the A&R Note to Evergreen. See Note 7, “Notes Payable,” for more information. As consideration for accepting the A&R Note, the Company issued 6,667 shares of common stock to Evergreen.

During the year ended December 31, 2022, the Company issued 14,832 common shares for the conversion of debt principal and accrued interest/penalties of $1,757,333 and $120,429, respectively.

Series A Convertible Preferred Stock

As of October 26, 2022, 1,526,183 shares of our preferred stock, par value $0.0001 per share, were designated as Series A Convertible Preferred Stock. The voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Preferred Stock are set forth in a certificate of designation (the “Certificate of Designation”) filed as an exhibit to this Annual Report on Form 10-K.

The Preferred Stock ranked senior to the common stock with respect to dividend rights. The Preferred Stock was entitled to a cumulative dividend at a rate of 7.0% per annum, paid in cash on a quarterly basis on the stated value of the Preferred Stock. Under the Certificate of Designation, upon certain specified events such as the failure to perform our obligations under the Certificate of Designation or the Exchange Agreement, filing a petition for bankruptcy or reorganization, or the common stock no longer being listed or traded on Nasdaq, (“triggering event”), (i) the dividend rate would increase from 7.0% to 24.0% per annum and (ii) the stated value of the Preferred Stock would increase from $0.63 per share to $0.819 per share. In addition to the Preferred Stock dividends, the Preferred Stock was entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends were paid on shares of common stock.

The Preferred Stock was convertible into shares of common stock at a conversion price of $0.63 per share. Evergreen had the right to convert shares of Preferred Stock into common stock at any time, as long as the conversion did not cause its beneficial ownership of common stock to exceed 4.99%. Under the Certificate of Designation, the conversion price was subject to adjustment for (i) subsequent sales of equity securities convertible into or exercisable for common stock, provided that the conversion price may not be reduced below $0.5936 per share; (ii) subsequent rights offerings; and (iii) stock dividends and stock splits. In addition, upon a triggering event, the conversion rate of the Preferred Stock would have reduced to 75% of the average of the two lowest volume weighted average prices of the common stock for the 20 days prior to the date of conversion, if that price was lower than $0.63. Under the Certificate of Designation, Evergreen had the right to convert the then-outstanding Preferred Stock and any accrued but unpaid dividends thereon for the securities sold in a future offering of equity or debt securities at a price per share equal to 70% of the offering price.

Beginning on November 15, 2022, on the 15th and the last day of each month, we were required to either convert or redeem 198,413 shares of Preferred Stock at the conversion price or stated value of the Preferred Stock, respectively. In addition, we were required to redeem any then-outstanding shares of Preferred Stock if we completed an offering of equity or debt securities with gross proceeds of at least $4.0 million.

The Preferred Stock ranked senior to the common stock with respect to rights upon the distribution of assets in any liquidation, dissolution or winding up of our affairs (“liquidation event”). Upon a liquidation event, the Preferred Stock was entitled to payment, before any amount was paid to holders of common stock, equal to the greater of the conversion price of each share or the amount per share the holder of Preferred Stock would be entitled if it converted its Preferred Stock into common stock immediately prior to the liquidation event. The Preferred Stock had no voting rights except as provided by law and in the Certificate of Designation with respect to changes to our certificate of incorporation that would adversely impact the rights of the Preferred Stock.

As of December 31, 2022, all of the shares of Preferred Stock had been converted into 50,873 shares of common stock, and no Preferred Stock remains outstanding.

Stock-Based Compensation

On January 18, 2022 in connection with the IPO, the board of directors (the “Board”) approved the Edible Garden AG Incorporated 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for equity incentive compensation for employees, non-employee directors, and any other individuals who perform services for the Company. The number of shares initially available for grant under the 2022 Plan was 50,000. A variety of discretionary awards are authorized under the 2022 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2022 Plan. The option price and terms are also subject to determination by the administrator with respect to each grant. The 2022 Plan expires in 2032, except for awards then outstanding, and is administered by the Board.

During the year ended December 31, 2022, the Company issued time-vesting restricted stock awards to the Company’s non-employee directors as compensation for director fees, with 2,793 shares of common stock underlying the awards in the aggregate. 50% of the shares underlying the award vested immediately upon grant and the remaining shares will vest on the one-year anniversary of the date of grant.

Shares available for future stock compensation grants totaled 16,626 at December 31, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2021	6,858	$150.00
Issuance of Warrants	118,440	$151.24
Outstanding December 31, 2022	125,299	$151.17

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 66,511 shares of common stock to Evergreen in conjunction with debt, which were accounted for as a debt discount. Management estimated the fair value of the warrants granted utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term	2.5 Years
Volatility	60.4%
Risk-free interest rate	1.6%
Dividend yield	0.0%

NOTE 10 – LEASES

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

We are currently party to an ongoing arrangement with our predecessor company, Edible Garden Corp., whereby we make lease payments of approximately $21,860 per month to the lessor of the land on which our flagship facility is built and for which our predecessor company is the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”.

During the year ended December 31, 2022, total operating lease expense was $244,577, of which $137,537 was associated with short-term leases. During the year ended December 31, 2021, total operating lease cost was $461,804, of which $354,764 was associated with short-term leases. As of December 31, 2022 and December 31, 2021, short term lease liabilities of $92,051 and $77,363 are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively.

The table below presents total operating lease assets and lease liabilities as of December 31, 2022 and 2021:

	(in thousands)
	December 31,	December 31,
	2022	2021
Operating lease assets	$126	$204
Operating lease liabilities	$126	$204

The table below presents the maturities of operating lease liabilities as of December 31, 2022:

(in thousands)
Operating
Leases
2023	107
2024	36
Total lease payments	143
Less: discount	(17)
Total operating lease liabilities	$126

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

December 31,
2022
Remaining lease term (years)	1.3
Discount rate	17.5%

NOTE 11 – TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$4,159	$2,842
Accrued expenses	4	-
Inventory
Fixed Assets & Intangibles
Leases
Reserves & Allowances	(77)	58
Gross deferred tax assets	4,086	2,900

Valuation allowance	(3,719)	(2,330)

Total deferred tax assets	367	570

Deferred tax Liabilities:
Depreciable asset basis differences	(367)	(570)

Total deferred tax liabilities	(367)	(570)

Net deferred tax assets (liabilities)	$-	$-

The Company did not incur income tax expense or benefit for the years ended December 31, 2022 or 2021. The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended
	December 31, 2022	December 31, 2021

Expected income tax benefit at statutory tax rate, net	$(2,615)	$(1,160)

State taxes (net of federal tax benefits):	(1,120)	(489)
Increase in valuation allowance	3,719	1,567
Loss on disposal	-	-
Debt discount	-	47
Debt forgiveness	6	-
Other	10	35

Reported income tax expense (benefit)	$-	$-

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company's financial position, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2022.

Federal and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed.

The Company has net operating loss carryforwards for federal and New Jersey income tax purposes of approximately $24,589,504 and $20,936,702, respectively, as of December 31, 2022. The federal net operating loss carryforwards, if not utilized, will carryover indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2040.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition, except as described below.

The Company is party to an action filed against us on November 29, 2021 by Green City Growers Cooperative (“Green City Growers”) in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff seeks damages of approximately $600,000 for an alleged breach of a supplier agreement. The Company denies the allegations and filed a counterclaim against the plaintiff on January 3, 2022. The Company believes it has meritorious defenses and plans to vigorously defend itself. This action arises from our entry into two agreements with the plaintiff. First, we entered into the Assumption Agreement in May 2021, whereby we assumed a liability of $78,976 that Arch City owed to the plaintiff. Second, also in May 2021, we entered into a supplier agreement with the plaintiff (the “Supply Agreement”), under which we agreed to purchase an aggregate of 6.0 million units of herbs and lettuce that were processed by the plaintiff over a three-year period according to agreed-upon prices. The plaintiff was one of our suppliers of cut basil, sage, rosemary, thyme and parsley during this time. On August 2, 2021, the plaintiff sent a notice to us terminating the Supply Agreement in accordance with its terms. Following the termination of the Supply Agreement, we do not have any written supply agreements with the plaintiff. Management concluded that a loss related to this matter was probable and reasonably estimable as of December 31, 2022. The accrual for the loss contingency totaled $120,000 as of December 31, 2022.

On September 16, 2022, Dennis Rodrigues, a former officer and director, filed a breach of contract claim against us, our Chief Executive Officer, and our Chief Financial Officer in the Superior Court of New Jersey in Warren County (the “New Jersey Matter”). The plaintiff sought damages relating to an alleged breach of contract for services rendered and related claims. We entered into a settlement agreement with the plaintiff and paid an aggregate of $235,000 to settle the New Jersey Matter. On February 9, 2023, this claim was dismissed by the court.

If we settle these claims or the actions are not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgments we incur in excess of our deductible. If we are unsuccessful in defending ourselves from these claims or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into loan agreements with certain Officers and close relatives of Officers of the Company, the terms of which are disclosed in Note 8, “Notes Payable.”

The Company is party to an ongoing arrangement with the Predecessor whereby the Company makes lease payments of approximately $21,860 per month to the lessor of land for which the Predecessor is the lessee. The lease agreement is associated with land the Company utilizes for its ongoing operations.

During 2021, the Company purchased a total of $227,365 of goods from Arch City AG, LLC (“Arch City”), an entity partially owned by Mr. Kras, our Chief Executive Officer. In May 2021, the Company entered into an Assumption and Indemnification Agreement (the “Assumption Agreement”) with Arch City, which resulted in the Company assuming a liability of $78,976 that Arch City owed to a third-party supplier. In consideration for payment of the outstanding liability, Arch City forgave the Company’s outstanding balance of accounts payable, which totaled $121,470. The Company recognized a gain for forgiveness of debt of $42,494 in non-operating income during the year ended December 31, 2021. This liability extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

NOTE 14 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2022 and 2021, we incurred net losses of $12.5 million and $5.5 million, respectively. We expect to experience further significant net losses in the foreseeable future. At December 31, 2022, we had cash available for operations of $0.1 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 15 – SUBSEQUENT EVENTS

Working Capital Funding from Executive Officer

On January 6 and January 18, 2023, the Company issued promissory notes with principal amounts of $50,000 and $125,000, respectively, to Mr. James. The notes matured on the earlier of (1) April 1, 2023, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The promissory notes bear interest at a rate of 6.00% per annum. The Company may prepay any portion of the principal and accrued interest due under the notes at any time and without penalty, upon providing ten days written notice to the holders. Upon the closing our follow-on underwritten public offering, the Company paid $175,683 to Mr. James to pay off the principal and accrued interest of these notes.

Public Offering

On February 7, 2023, the Company closed on a follow-on underwritten public offering of 1,619,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $6.30 per share. Each unit was sold at a public offering price of $6.30 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million.

Payoff of Evergreen Debt

On February 7, 2023, the Company paid $1,219,248 to Evergreen to pay off the principal amount due of $1,021,598, a prepayment penalty of $153,239 and accrued interest of $44,411.

Settlement of New Jersey Matter

On February 9, 2023, the claim filed against us by Dennis Rodrigues, a former officer and director, was dismissed after we paid an aggregate of $235,000 to settle the matter.

Payoff of Sament Promissory Note

On February 17, 2023, the Company prepaid $644,779 of principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by 10%.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of December 31, 2022, due to the existence of a material weakness in our internal control over financial reporting that we have yet to fully remediate.

Because we are a small company with few employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. In addition, we have a material weakness in our internal control over financial reporting because we lack maintenance of appropriate documentation to support our internal controls and we have insufficiently reviewed reports identifying user entity controls. If we are unable to remediate the material weaknesses, our financial reporting may not be reliable and the market price of our common stock may be adversely affected.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the Commission for newly public companies.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders (the “Proxy Statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8.

The following exhibits are incorporated by reference and filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation.	Form S-1	333-260655	3.1	November 1, 2021

3.2	Certificate of Amendment to the Certificate of Incorporation filed September 8, 2021.	Form S-1	333-260655	3.2	November 1, 2021

3.3	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022.	Form 10-Q	001-41371	3.1	June 21, 2022

3.4	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	Form 8-K	001-41371	3.1	January 25, 2023

3.5	Certificate of Designation of Series A Convertible Preferred Stock.	Form 8-K	001-41371	3.1	October 31, 2022

3.6	Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form S-1/A	333-260655	3.4	December 21, 2021

4.1	Form of Warrant dated May 9, 2022.	Form S-1	333-268800	4.1	December 15, 2022

4.2	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.2	May 10, 2022

4.3	Form of Representative’s Warrant dated May 9, 2022.	Form 8-K	001-41371	4.1	May 10, 2022

4.4	Form of Warrant dated February 7, 2023.	Form 8-K	001-41371	4.1	February 8, 2023

4.5	Form of Representative’s Warrant dated February 7, 2023.	Form 8-K	001-41371	4.2	February 8, 2023

4.6	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.3	February 8, 2023

4.7	Common Stock Purchase Warrant, dated October 7, 2021.	Form S-1	333-260655	10.17b	November 1, 2021

4.8	Form of Subsequent Evergreen Common Stock Purchase Warrant.	Form S-1/A	333-260655	10.17d	March 24, 2022

4.9	Description of Securities.	—	—	—	Filed herewith

10.1+	Executive Employment Agreement, by and between the Company and James E. Kras, dated as of August 18, 2021.	Form S-1	333-260655	10.15	November 1, 2021

10.2+	First Amendment to Executive Employment Agreement, by and between the Company and James E. Kras, dated as of January 18, 2022.	Form S-1/A	333-260655	10.27	January 19, 2022

10.3+	Executive Employment Agreement, by and between the Company and Michael C. James, dated as of August 18, 2021.	Form S-1	333-260655	10.16	November 1, 2021

10.4+	First Amendment to Executive Employment Agreement, by and between the Company and Michael C. James, dated as of January 18, 2022.	Form S-1/A	333-260655	10.28	January 19, 2022

10.5+	Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form S-1/A	333-260655	10.22	January 19, 2022

10.6+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 10-Q	001-41371	10.6	November 10, 2022

10.7	Secured Promissory Note by the Company in favor of Sament Capital Investments, Inc., dated March 30, 2020.	Form S-1	333-260655	10.3	November 1, 2021

10.8	Security Agreement, by and between Sament Capital Investments, Inc. and the Company, dated March 30, 2020.	Form S-1	333-260655	10.4	November 1, 2021

10.9±	Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021.	Form S-1	333-260655	10.17	November 1, 2021

10.10	First Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 14, 2021.	Form S-1	333-260655	10.18	November 1, 2021

10.11	Second Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of January 14, 2022.	Form S-1/A	333-260655	10.26	January 19, 2022

10.12	Third Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of February 11, 2022.	Form S-1/A	333-260655	10.29	March 24, 2022

10.13	Fourth Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of February 18, 2022.	Form S-1/A	333-260655	10.30	March 24, 2022

10.14	Fifth Amendment to Securities Purchase Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of March 9, 2022.	Form S-1/A	333-260655	10.31	March 24, 2022

10.15	Amended and Restated Consolidated Secured Promissory Note, by and between the Company and Evergreen Capital Management LLC, dated as of June 30, 2022.	Form 10-Q	001-41371	10.1	August 15, 2022

10.16	Security Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021.	Form S-1	333-260655	10.19	November 1, 2021

10.17	Guaranty and Security Agreement, by and between the Company and Evergreen Capital Management LLC, dated as of October 7, 2021.	Form S-1	333-260655	10.20	November 1, 2021

10.18	Intercreditor Agreement, by and between the Company, Sament Capital Investments, Inc. and Evergreen Capital Management LLC, dated as of October 7, 2021.	Form S-1	333-260655	10.21	November 1, 2021

10.19	Exchange Agreement, by and between Edible Garden AG Incorporated and Evergreen Capital Management LLC, dated October 26, 2022.	Form 8-K	001-41371	10.1	October 31, 2022

10.20	Assumption and Indemnification Agreement, by and between the Company and Green City Growers Cooperative, dated as of May 21, 2021.	Form S-1/A	333-260655	10.24	January 19, 2022

10.21	Supplier Agreement, by and between the Company and Green City Growers Cooperative, dated as of May 21, 2021.	Form S-1/A	333-260655	10.25	January 19, 2022

10.22±	Asset Purchase Agreement with Real Estate, by and between Greenleaf Growers, Inc., NJD Investments, LLC, Soleri, LLC, Nicholas DeHaan, and 2900 Madison Ave Holdings, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.1	September 6, 2022

10.23	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022.	Form 8-K	001-41371	10.2	September 6, 2022

10.24	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.3	September 6, 2022

10.25	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.4	September 6, 2022

10.26	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022.	Form 8-K	001-41371	10.5	September 6, 2022

10.27	Form of 2023 Promissory Note to Michael James.	Form S-1/A	333-268800	10.31	January 27, 2023

10.28	Underwriting Agreement dated February 2, 2023 between the Company and Maxim Group LLC, as representative of the underwriters.	Form 8-K	001-41371	1.1	February 8, 2023

21.1	List of Subsidiaries.	Form S-1	333-268800	21.1	December 15, 2022

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Principal Executive Officer.	__	__	__	Filed herewith

31.2	Certification of the Principal Financial Officer.	__	__	__	Filed herewith

32.1	Section 1350 Certifications.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

		__	__	__	Filed herewith

104	Cover Page Interactive Data File	___	__	__	Filed herewith

+ Management contract or compensatory arrangement.

± Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2023	EDIBLE GARDEN AG INCORPORATED

	By:	/s/ James E. Kras
James E. Kras
Chief Executive Officer and President (principal executive officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints James E. Kras and Michael James, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Kras	Chief Executive Officer, President and Director	March 22, 2023
James E. Kras	(principal executive officer)

/s/ Michael James	Chief Financial Officer, Treasurer, Secretary and Director	March 22, 2023
Michael James	(principal financial and accounting officer)

/s/ Mathew McConnell	Director	March 22, 2023
Mathew McConnell

/s/ Deborah Pawlowski	Director	March 22, 2023
Deborah Pawlowski

/s/ Ryan Rogers	Director	March 22, 2023
Ryan Rogers

