Form 10-Q
period 2023-03-31
Edible Garden AG Inc
filed 2023-05-15
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(908) 750-3953

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EDBL	TheNasdaq Stock Market LLC
Warrants to purchase Common Stock	EDBLW	The Nasdaq Stock Market LLC

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

As of May 10, 2023, the registrant had 2,739,582 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current assets:
Cash	$3,948	$110
Accounts receivable, net	890	1,105
Inventory	1,022	586
Prepaid expenses and other current assets	159	62

Total current assets	6,019	1,863

Property, equipment and leasehold improvements, net	5,069	4,891
Intangible assets, net	49	50
Other assets	139	161

TOTAL ASSETS	$11,276	$6,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$2,275	$2,787
Short-term debt	373	2,042

Total current liabilities	2,648	4,829

Long-term liabilities:
Long-term debt, net of discounts	4,324	4,282
Long-term lease liabilities	9	34

Total long-term liabilities	4,333	4,316

Total liabilities	6,981	9,145

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 6,666,667 shares authorized, 1,989,645 and 362,716 shares outstanding as of March 31, 2023 and December 31, 2022, respectively (1))	-	-
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of March 31, 2023 and December 31, 2022)	-	-
Additional paid-in capital	27,246	17,892
Accumulated deficit	(22,951)	(20,072)

Total stockholders’ equity (deficit)	4,295	(2,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,276	$6,965

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Three Months Ended March 31,
	2023	2022

Revenue	$2,455	$2,737
Cost of goods sold	2,479	2,832

Gross profit	(24)	(95)

Selling, general and administrative expenses	2,691	2,008

Loss from operations	(2,715)	(2,103)

Other expenses
Interest expense, net	(234)	(503)
Gain from extinguishment of debt	70	-
Total other expenses	(164)	(503)

NET LOSS	$(2,879)	$(2,606)

Net Income / (Loss) per common share - basic and diluted (1)	$(2.21)	$(15.40)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	1,302,933	169,238

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for shares) (1)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

					Additional
	Common Stock		Preferred Series A		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	362,716	$-	-	$-	$17,892	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offering, net of expenses	1,619,000	-	-	-	9,258	-	9,258
Issuance of common stock for Directors’ fees	5,588	-	-	-	70	-	70
Issuance of common stock to employees and consultants	2,341	-	-	-	30	-	30
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(2,879)	(2,879)
Balance at March 31, 2023	1,989,645	$-	-	$-	$27,246	$(22,951)	$4,295

	Three months ended March 31, 2022
					Additional
	Common Stock		Preferred Series A		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	166,667	$-	-	$-	$512	$(7,619)	$(7,107)
Shares issued as payment for services	2,667				400		400
Warrants issued with debt	-				101		101
Net Income (Loss)	-	-	-	-	-	(2,606)	(2,606)
Balance at March 31, 2022	169,334	$-	-	$-	$1,013	$(10,225)	$(9,212)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,879)	$(2,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	5
Depreciation	334	193
Amortization of operating lease right of use asset	22	18
Amortization of debt discount	-	333
Gain from extinguishment of debt	(70)	-
Stock-based compensation	30	-
Stock issued as payment for fees and services	-	400
Stock issued to Directors	70	-
Change in operating assets and liabilities:
Accounts receivable	215	(116)
Inventory	(436)	(39)
Prepaid expenses and other current assets	(97)	27
Accounts payable and accrued expenses	(497)	524
Operating lease liabilities	(11)	(18)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(3,319)	(1,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(361)	(19)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(361)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	175	1,495
Payments of debt principal, including related parties	(1,911)	(30)
Payment of debt issuance costs	-	(180)
Proceeds from common stock and warrants issued in public offering	9,398	-
Payment of costs related to public offering	(140)	-
Payment of preferred stock dividends	(4)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	7,518	1,285

NET CHANGE IN CASH	3,838	(13)
Cash at beginning of period	110	31

CASH AT END OF PERIOD	$3,948	$18

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$247	$5

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$152	$-
Warrants issued with debt	$-	$101

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Unrivaled Brands, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020 Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Unrivaled Brands, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted.

We authorized 100,000 shares of common stock, par value $0.0001 per share, at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast, Midwest and Florida. Currently, Edible Garden’s products are sold at approximately 4,500 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022, and the unaudited consolidated results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses.

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 12, “Going Concern” for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates.  This amendment was adopted effective January 1, 2023 with no impact to our financial statements.

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

Examples of significant estimates and assumptions include provisions for doubtful accounts, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities and valuation of our warrants. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $98,858 as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

During the three months ended March 31, 2023 and 2022, three customers accounted for approximately 69% and 67% of our total revenue, respectively. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. As of March 31, 2023 and December 31, 2022, approximately 80% and 61% of our gross outstanding trade receivables were attributed to three customers, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was nil as of March 31, 2023 and December 31, 2022, respectively.

Prepaid Expenses

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

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, ”Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended March 31, 2023 and 2022:

	(in thousands)
	Three Months Ended,
	March 31, 2023	March 31, 2022
Herbs & Produce	$1,832	$2,410
Vitamins and Supplements	623	327
Total	$2,455	$2,737

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the three months ended March 31, 2023 and 2022, advertising expenses totaled $26,727 and $27,658, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2023 and 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

The following table summarizes inventory as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022

Raw materials	$186	$298
Work-in-progress	836	288

Total inventory	$1,022	$586

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022

Furniture and equipment	$1,767	$1,408
Computer hardware	6	4
Leasehold improvements	5,191	5,192
Vehicles	456	304
Land	202	202
Construction in progress	4	4

Subtotal	7,626	7,114
Less accumulated depreciation	(2,557)	(2,223)
Property, equipment and leasehold improvements, net	$5,069	$4,891

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2023 and 2022 was $333,536 and $192,775, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of March 31, 2023 and December 31, 2022:

		(in thousands)
		March 31, 2023			December 31, 2022
	Estimated	Gross		Net	Gross		Net
	Useful Life in Years	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(1)	$49	$50	$-	$50
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(63)	$49	$112	$(62)	$50

Amortization expense for the three months ended March 31, 2023 and 2022 was $833 and nil, respectively. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022

Accounts payable	$1,757	$1,728
Accrued expenses	62	542
Accrued interest payable	152	185
Accrued payroll	106	187
Accrued vacation	91	53
Current lease liability	107	92

Total Accounts Payable and Accrued Expenses	$2,275	$2,787

NOTE 7 – NOTES PAYABLE

The following table summarizes notes payable as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022
Secured promissory note	$3,106	$3,783
NJD Investments, LLC promissory note	1,085	1,155
Evergreen Private Placement	-	1,022
SBA loan	150	150
Vehicle loans	384	244
Total Gross Debt	$4,725	$6,354

Less: Gross short term debt	(373)	(2,042)
Less: Debt discount	(28)	(30)
Net Long Term Debt	$4,324	$4,282

Scheduled maturities of long-term debt as of March 31, 2023, are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2023 (remaining)	$-	$221	$-	$80	$301
2024	-	301	-	88	389
2025	3,106	316	-	93	3,515
2026	-	247	-	76	323
2027	-	-	-	47	47
Thereafter	-	-	150	-	150
Total	$3,106	$1,085	$150	$384	$4,725

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. As of March 31, 2023 and December 31, 2022, the total outstanding balance of $3,106,458 is included in ”Long-term debt, net of discounts” on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the unamortized discount related to the promissory note was $27,977 and $30,321, respectively. Total accrued interest as of March 31, 2023 and December 31, 2022 was $137,418 and $110,236, respectively.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (the “Second Sament Note,” together with the First Sament Note, the “Sament Notes”), which accrued interest at a rate of 3.50% per annum and was due to mature on June 3, 2023. The promissory note was secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. On February 17, 2023, the Company prepaid the principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by approximately 10%. As a result of the agreement, the Company repaid $606,653 of outstanding principal, and $27,125 of accrued interest, and recognized a gain from extinguishment of the debt of $70,420 during the three months ended March 31, 2023. The remaining outstanding balance of principal and accrued interest on the Second Sament Note was nil as of March 31, 2023. As of December 31, 2022, the total outstanding balance of $677,073 is included in ”Short-term debt, net of discounts” on the unaudited consolidated balance sheet. As of December 31, 2022, interest accrued on the promissory note was $23,966.

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company issued the NJD Investments, LLC Promissory Note for $1,136,000 in connection with its purchase of the assets of Greenleaf Growers, Inc. in Grand Rapids, Michigan (the “Property”) through its wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Subsidiary”). The NJD Investments, LLC Promissory Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company makes monthly payments of principal and interest of $28,089. The NJD Investments, LLC Promissory Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJD Investments, LLC Promissory Note. As of March 31, 2023 and December 31, 2022, $294,140 and $290,417 of the outstanding balance is included in “Short-term debt, net of discounts” and $790,598 and $864,638 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Evergreen Private Placement

On October 7, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Evergreen Capital Management, LLC (“Evergreen”) pursuant to which the Company issued Evergreen a series of secured convertible notes and warrants to purchase shares of the Company’s common stock. From October 7, 2021 to March 30, 2022, the Company raised $3.2 million by issuing secured convertible notes with an aggregate principal amount of $3.68 million to Evergreen (the “Notes”) and warrants to purchase an aggregate of 9,079 shares at an exercise price of $150.00 per share. The warrants will expire five years from their respective dates of issuance.

On May 9, 2022, upon completion of the Company’s initial public offering (“IPO”), the Company repaid Evergreen an aggregate of $1,926,250 of principal and $26,881 of accrued interest in accordance with the terms of the Notes. Additionally, the Company paid a prepayment penalty of $577,875, which was recognized as interest expense during the year ended December 31, 2022.

On June 30, 2022, the Company issued an amended and restated consolidated secured promissory note (the “A&R Note”) to Evergreen. The A&R Note consolidated $1,753,750 in principal amount under the Notes that were due to mature on July 7, August 8, and August 22, 2022 (the “Prior Notes”). The new principal amount of the A&R Note was $1,841,592, which included accrued interest and prepayment penalties on the Prior Notes and takes into account a payment of $500,000 on the Prior Notes. The A&R Note was issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. As consideration for accepting the A&R Note, the Company issued 6,667 shares of common stock to Evergreen under a letter agreement between the Company and Evergreen and pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The A&R Note bore interest at 7.0% per annum and was scheduled to mature on March 31, 2023. The transaction resulted in a loss on extinguishment of debt charge of $826,203, which was recorded during the year ended December 31, 2022.

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, for 1,526,183 shares of Preferred Stock issued to Evergreen. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remained unchanged. The outstanding balance on the A&R Note of $1,021,592 was included in “Short-term debt, net of discounts” within the consolidated balance sheet as of December 31, 2022. During the three months ended March 31, 2023, the Company repaid the A&R Note in full and recognized a penalty of $153,239 for early repayment, which was recognized as interest expense during the period.

Small Business Administration (“SBA”) Loans

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in ”Long-term debt, net of discounts” within the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Vehicle Loans

During the year ended December 31, 2020, the Company entered into a financing agreement for the purchase of a vehicle. The loan, which accrues interest at a rate of 17.51%, matures on April 26, 2024. The loan is secured by the vehicle purchased and is personally guaranteed by the Company’s chief executive officer and chief financial officer.

During the year ended December 31, 2021, the Company entered into three financing agreements totaling $102,681 for the purchase of vehicles. The loans, which accrue interest at rates of 16.84% - 18.66%, mature in 2026. The loans are secured by the vehicles purchased and are personally guaranteed by the Company’s chief executive officer and chief financial officer.

During the year ended December 31, 2022, the Company entered into two financing agreements totaling $158,214 for the purchase of vehicles. The loans, which accrue interest at a rate of 7.64%, mature in 2027. The loans are secured by the vehicles purchased are personally guaranteed by the Company’s chief executive officer.

During the three months ended March 31, 2023, the Company entered into three financing agreements totaling $151,850 for the purchase of vehicles. The loans, which accrue interest at a rate of 10.49%, mature in 2028. The loans are secured by the vehicles purchased are personally guaranteed by the Company’s chief executive officer.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

2023 Public Offering

On February 7, 2023, the Company issued an aggregate of 1,619,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and warrants (“Follow-On Warrants”) to purchase an aggregate of 1,861,850 shares of Common Stock pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”), and raised approximately $10.2 million in gross proceeds. The Follow-On Warrants are exercisable to purchase one share of Common Stock at an exercise price equal to $6.30 per share. In addition to customary cashless exercise, a holder of a Follow-On Warrant may also effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of Common Stock issuable is equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon exercise of the Follow-On Warrant if it was exercised for cash and (ii) 0.5. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 80,950 shares of Common Stock at an exercise price of $6.93 per share. These warrants are initially exercisable August 1, 2023 and will expire on February 2, 2023.

Common Stock

The Company has authorized 6,666,667 shares of common stock with $0.0001 par value. As of March 31, 2023 and December 31, 2022, 1,989,645 and 362,716 shares were issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 1,626,929 shares of common stock, as summarized below:

Number of Shares

Issuances of common stock in public offering	1,619,000
Issuance of common stock for Directors’ fees	5,588
Issuances of common stock to employees and consultants	2,341
Total of common stock issuances during the three months ended March 31, 2023	1,626,929

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	362,716
Common stock issuances	1,626,929
Shares outstanding at March 31, 2023	1,989,645

Series A Convertible Preferred Stock

As of October 26, 2022, 1,526,183 shares of our preferred stock, par value $0.0001 per share, were designated as Series A Convertible Preferred Stock and issued to Evergreen (the “Preferred Stock”).  The Preferred Stock was entitled to a cumulative dividend at a rate of 7.0% per annum, paid in cash on a quarterly basis on the stated value of the Preferred Stock. During the year ended December 31, 2022, all of the shares of Preferred Stock were converted into 50,873 shares of common stock, and no Preferred Stock remains outstanding as of March 31, 2023. During the three months ended March 31, 2023, the Company paid cash dividends of $3,544 to the holder of the Preferred Stock. Accrued dividends as of March 31, 2023 were nil.

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

During the three months ended March 31, 2023, the Company recorded time-vesting restricted stock awards to the Company’s non-employee directors as compensation for director fees, with 5,588 shares of common stock underlying the awards in the aggregate.  The shares underlying the award will vest on the one-year anniversary of the date of grant.

Shares available for future stock compensation grants totaled 16,626 at March 31, 2023.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2023:

	Warrants(Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2022	125,299	$151.17
Warrants issued in public offering	1,942,800	$6.33
Outstanding March 31, 2023	2,068,099	$15.10

NOTE 9 – LEASES

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

We are currently party to an ongoing arrangement with the Predecessor, whereby we make lease payments of approximately $21,860 per month to the lessor of the land on which our flagship facility is built and for which the Predecessor is the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”.

During the three-month period ended March 31, 2023, total operating lease cost was $75,170, of which $48,410 was associated with short-term leases. During the three months ended March 31, 2022, total operating lease cost was $61,446, of which $34,686 was associated with short-term leases. As of March 31, 2023 and December 31, 2022, short-term lease liabilities of $107,040 and $80,800 are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively.

The table below presents total operating lease assets and lease liabilities as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022
Operating lease assets	$105	$126
Operating lease liabilities	$107	$126

The table below presents the maturities of operating lease liabilities as of March 31, 2023:

(in thousands)
Operating
Leases
2023 (remaining)	80
2024	36
Total lease payments	116
Less: discount	(9)
Total operating lease liabilities	$107

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

March 31,
2023
Remaining lease term (years)	1.1
Discount rate	17.5%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition, except as described below.

The Company was party to an action filed against us on November 29, 2021 by Green City Growers Cooperative (“Green City Growers”) in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff sought damages for an alleged breach of a supplier agreement. The Company denied the allegations and filed a counterclaim against the plaintiff on January 3, 2022. This action arose from our entry into two agreements with the plaintiff. First, we entered into the Assumption Agreement in May 2021, whereby we assumed a liability of $78,976 that Arch City owed to the plaintiff. Second, also in May 2021, we entered into a supplier agreement with the plaintiff (the “Supply Agreement”), under which we agreed to purchase an aggregate of 6.0 million units of herbs and lettuce that were processed by the plaintiff over a three-year period according to agreed-upon prices. The plaintiff was one of our suppliers of cut basil, sage, rosemary, thyme and parsley during this time. On August 2, 2021, the plaintiff sent a notice to us terminating the Supply Agreement in accordance with its terms. Following the termination of the Supply Agreement, we do not have any written supply agreements with the plaintiff. During the three months ended March 31, 2023, we entered into a settlement agreement with the plaintiff and paid an aggregate of $120,000 to settle the matter. On March 24, 2023, this claim was dismissed by the court.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company is party to an ongoing arrangement with the Predecessor whereby the Company makes lease payments of approximately $21,860 per month to the lessor of land for which the Predecessor is the lessee. The lease agreement is associated with land the Company utilizes for its ongoing operations.

The Company has entered into several vehicle loan agreements that are personally guaranteed by the Company’s chief executive officer and chief financial officer. See Note 7, “Notes Payable” for details.

During the three months ended March 31, 2023, the Company issued Promissory Notes (the “Promissory Notes”) totaling $175,000 to Michael James, the Company’s Chief Financial Officer and Director, which matured on the earlier of (1) April 1, 2023, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bore interest at a rate of 6% per annum. At the closing of the public offering on February 7, 2023, the Company repaid the Promissory Notes. As of March 31, 2023, the outstanding amount of the Promissory Notes was nil.

NOTE 12 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2022 and 2021, we incurred net losses of $12.5 million and $5.5 million, respectively. For the three months ended March 31, 2023, we incurred a net loss of $2.9 million. We expect to experience further significant net losses in the foreseeable future. At March 31, 2023, we had cash available for operations of $3.9 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 13 – SUBSEQUENT EVENTS

Restricted Stock Awards – Director’s Compensation

On April 3, 2023, the Company issued time-vesting restricted stock awards to Deborah Pawlowski, as compensation for serving as a non-employee director, with 1,397 shares of common stock underlying the awards in the aggregate. All shares underlying the award vested immediately upon grant. On April 4, 2023, Ms. Pawlowski resigned from the Board, and the Board appointed Pamela DonAroma to fill the vacant position on the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “would,” “could,” “should,” “may,” “can,” “estimates,” “expects,” “anticipates,” “projections,” “plans,” “potential,” “intends,” “believes,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

RECENT DEVELOPMENTS

Edible Garden Heartland Progress

During the first quarter of 2023, we made significant progress toward ramping up production at the Edible Garden Heartland facility in Grand Rapids, Michigan. After completing the first phase of the buildout, which included installing our proprietary grow system in the facility, ahead of schedule in the fourth quarter of 2022, we installed a seeding machine and hybrid vertical grow system in the second phase of the buildout. Edible Garden Heartland also underwent food safety inspections from the U.S. Food and Drug Administration and the inspections required for U.S. Department of Agriculture (“USDA”) Organic certification during the first quarter. By the end of the first quarter, Edible Garden Heartland was awarded the USDA Organic certification and certifications from PrimusGFS, an audit certification program recognized by the Global Food Safety Initiative (“GFSI”). Edible Garden Heartland officially began shipping product in April 2023.

Retrofitting the existing greenhouse at Edible Garden Heartland required funding, time, and the attention of our management team before it could begin operating and offering us the additional growing capacity we need to serve our customers in the Midwest. During the first quarter, we invested in continuing the legacy floral business and preparing to plant our herb products at Edible Garden Heartland. This investment is shown in the higher work-in-progress component of our inventory at the end of the quarter. The costs of ramping up production appear in our first quarter results, but our results do not yet show the potential revenue from operating the facility at its optimal capacity. Due to the nature of our business, there is a lag between our investment at the start of the growing process and when we are able to collect accounts receivable. We expect that our gross margins will improve once the revenue from Edible Garden Heartland is included in our results.

Public Offering

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

Departure of Director

On April 3, 2023, we issued time-vesting restricted stock awards to Deborah Pawlowski, as compensation for serving as a non-employee director, with 1,397 shares of common stock underlying the awards in the aggregate. All shares underlying the award vested immediately upon grant. On April 4, 2023, Ms. Pawlowski resigned form the board of directors, and the board of directors appointed Pamela DonAroma to fill the vacant position on the board of directors.

 CRITICAL ACCOUNTING ESTIMATES

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	(in thousands)
(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$2,455	$2,737
Cost of goods sold	2,479	2,832
Gross Profit	(24)	(95)
Selling, general and administrative expenses	2,691	2,007
Loss from operations	(2,715)	(2,102)
Other income / (expense)
Interest expense, net	(234)	(503)
Gain from extinguishment of debt	70	-
Total other income / (expense)	(164)	(503)

NET LOSS	$(2,879)	$(2,606)

Revenue

Revenue was $2.455 million for the three months ended March 31, 2023, compared with $2.737 million for the three months ended March 31, 2022. Revenue decreased $282 thousand, or 10.30%, compared with the three months ended March 31, 2022. The herbs and produce business decreased by $578 thousand or 23.98% while the vitamins and supplements increased by $296 thousand or 90.52%. The decrease in the herbs and produce business represents a net reduction in orders received from our existing customer base based on the demand from the retail consumer. The increase in vitamins and supplements revenue was resulted from an additional SKU ordered by a customer for every store in their chain.

Cost of goods sold

Cost of goods sold were $2.479 million for the three months ended March 31, 2023, compared with $2.832 million for the three months ended March 31, 2022.  Cost of goods sold decreased $353 thousand, or 12.46% compared with the three months ended March 31, 2022.  The decrease was primarily due to the decrease in revenue.

Gross profit

Gross profit was $(24) thousand or (0.98)% of sales for the three months ended March 31, 2023, compared with $(95) thousand or (3.47)% of sales for the three months ended March 31, 2022.  Gross profit increased by $71 thousand or 2.89% of sales for the three months ended March 31, 2023.  Higher margins reflect the impact of price increases implemented with our customers during the quarter.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $2.691 million for the three months ended March 31, 2023, compared with $2.007 million for the three months ended March 31, 2022. Selling, general and administrative expenses increased by $684 thousand or 34.01%, compared with the three months ended March 31, 2022. Approximately $217 thousand of the increase in SG&A expenses relate to the costs incurred to operate the Grand Rapids, Michigan facility. The facility was acquired in August 2022 and has been retrofitted to grow and supply the customers in the local region. Shipments began in April 2023. Depreciation expense also increased by $141 thousand due to the acquisition of the greenhouse located in Grand Rapids, Michigan and the purchase of additional trucks. Approximately $418 thousand of the increase in SG&A was associated with becoming a public company, including paying fees for directors, director and officers’ liability insurance policy premiums, and incurring professional services and Nasdaq listing fees. Compensation and benefits expense increased by $128 thousand driven by talent acquisition to support the Company’s growth plans and the cost of retaining talent. Accounting expenses increased by $118 thousand and legal expenses increased by $58 thousand associated with the costs of becoming a public entity. Computer and internet costs increased by $21 thousand and trade show expense increased by $19 thousand. These costs were offset by a reduction of $410 thousand in outside consulting fees for services to prepare the company for the initial public offering and an overall reduction in other miscellaneous expenses of $26 thousand.

Loss from operations

Higher SG&A expense resulted in a loss from operations of $2.715 million for the three months ended March 31, 2023, compared with $2.103 million for the three months March 31, 2022. The increase in loss from operations was $612 thousand, or 29.10% compared with the three months ended March 31, 2022.

Interest expense

Interest expense was $234 thousand for the three months ended March 31, 2023, versus $503 thousand for the three months ended March 31, 2022. Lower interest expense was related to paying off debt previously outstanding from proceeds of the public offerings. See Note 7 to our financial statements.

Gain from extinguishment of debt

The Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to Sament Capital Investments. See Note 7 to our financial statements.

Net loss

Net loss was $2.879 million for the three months ended March 31, 2023, compared with a net loss of $2.606 million for the three months ended March 31, 2022. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $2.879 million during the three months ended March 31, 2023 and $12.453 million during the twelve months ended December 31, 2022. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, repayment of indebtedness, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through public equity offerings, term loan borrowings, convertible notes, and related party loans.

As of March 31, 2023 and December 31, 2022, we had $3.948 million and $110 thousand in cash and cash equivalents available, respectively. During the first quarter of 2023, we used $3.319 million for operating activities. Unless we are able to reduce the amount of cash we use in operating activities, we will need to raise additional capital through debt or equity financing. As of March 31, 2023 and December 31, 2022, we had working capital deficits of $3.328 million and $2.966 million, respectively. As of March 31, 2023 and December 31, 2022, we had $4.696 million and $6.324 million of total debt outstanding, respectively. To resolve our working capital deficit and meet our cash needs, we are implementing cost savings programs in addition to having raised $10.2 million from the sale of securities in February 2023. In February 2023, we paid off a secured promissory note in the amount of $677 thousand held by Sament and the A&R Note in the amount of $1.022 million. See Note 7 to our financial statements.  We believe that the remaining offering proceeds will be sufficient to fund our operations through December 2023. We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 22, 2023.

Capital Resources

On February 7, 2023, we closed on an underwritten public offering of 1,619,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $6.30 per share. Each unit was sold at a public offering price of $6.30 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million. After offering expenses, the Company retained approximately $9.4 million in net proceeds.  With the net proceeds, the Company used approximately $2.166 million to fund our operations, paid off debt of $1.9 million, paid down accounts payable of $497 thousand, acquired inventory of $436 thousand, purchased equipment of $361 thousand, and paid costs relating to the public offering of $140 thousand.

From time to time, the Company enters into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by the Company’s chief executive officer and/or chief financial officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and mature on dates between April 2024 and February 2028. See Note 7 to our financial statements.

For more information on our outstanding debt as of March 31, 2023 and December 31, 2022, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the three months ended March 31, 2023 and 2022, cash used for operating activities was $3.319 and $1.279 million, respectively. Cash expenditures for the three months ended March 31, 2023 increased primarily due to the increase in net loss, the inventory build at the Grand Rapids, Michigan facility and for payments made to vendors.

Investing activities

During the three months ended March 31, 2023 and 2022, cash used in investing activities was $361 thousand and $19 thousand, respectively. The increase was primarily due to the Company’s purchases of furniture and equipment for the Grand Rapids, Michigan facility.

Financing activities

During the three months ended March 31, 2023 and 2022, cash provided by financing activities was $7.518 million and $1.285 million, respectively. The increase in cash provided by financing activities was primarily driven by completion of the February 2023 offering, which was partially offset by the repayment of indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of March 31, 2023, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was party to an action filed against us on November 29, 2021 by Green City Growers Cooperative (“Green City Growers”) in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff sought damages for an alleged breach of a supplier agreement. The Company denied the allegations and filed a counterclaim against the plaintiff on January 3, 2022. This action arose from our entry into two agreements with the plaintiff. First, we entered into the Assumption Agreement in May 2021, whereby we assumed a liability of $78,976 that Arch City owed to the plaintiff. Second, also in May 2021, we entered into a supplier agreement with the plaintiff (the “Supply Agreement”), under which we agreed to purchase an aggregate of 6.0 million units of herbs and lettuce that were processed by the plaintiff over a three-year period according to agreed-upon prices. The plaintiff was one of our suppliers of cut basil, sage, rosemary, thyme and parsley during this time. On August 2, 2021, the plaintiff sent a notice to us terminating the Supply Agreement in accordance with its terms. Following the termination of the Supply Agreement, we do not have any written supply agreements with the plaintiff. During the three months ended March 31, 2023, we entered into a settlement agreement with the plaintiff and paid an aggregate of $120,000 to settle the matter. On March 24, 2023, this claim was dismissed by the court.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	8-K	001-41371	January 25, 2023
4.1	Form of Warrant dated February 7, 2023.	8-K	001-41371	February 8, 2023
4.2	Form of Representative’s Warrant dated February 7, 2023.	8-K	001-41371	February 8, 2023
4.3	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-41371	February 8, 2023
10.1	Form of 2023 Promissory Note to Michael James.	S-1/A	333-268800	January 27, 2023
10.2	Underwriting Agreement dated February 2, 2023 between the Company and Maxim Group LLC, as representative of the underwriters.	8-K	001-41371	February 8, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith
101	Interactive Data File			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)	Filed herewith

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

Date: May 12, 2023

