Form 10-Q
period 2023-06-30
Edible Garden AG Inc
filed 2023-08-10
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 2,827,082 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	June 30,	December 31,
	2023 (unaudited)	2022

ASSETS

Current assets:
Cash	$1,368	$110
Accounts receivable, net	2,672	1,105
Inventory	482	586
Prepaid expenses and other current assets	177	62

Total current assets	4,699	1,863

Property, equipment and leasehold improvements, net	4,929	4,891
Intangible assets, net	48	50
Other assets	117	161

TOTAL ASSETS	$9,793	$6,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$1,528	$2,787
Short-term debt, net of discounts	374	2,042

Total current liabilities	1,902	4,829

Long-term liabilities:
Long-term debt, net of discounts	4,231	4,282
Long-term lease liabilities	-	34

Total long-term liabilities	4,231	4,316

Total liabilities	6,133	9,145

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 10,000,000 shares authorized, 2,827,082 and 362,716 shares outstanding as of June 30, 2023 and December 31, 2022, respectively (1))	-	-
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of June 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	27,249	17,892
Accumulated deficit	(23,589)	(20,072)

Total stockholders’ equity (deficit)	3,660	(2,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,793	$6,965

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$4,221	$2,985	$6,676	$5,722
Cost of goods sold	3,668	2,779	6,148	5,611

Gross profit	553	206	528	111

Selling, general and administrative expenses	2,380	2,733	5,071	4,340

Loss from operations	(1,827)	(2,527)	(4,543)	(4,229)

Other income (expenses)
Interest expense, net	(44)	(1,234)	(277)	(1,737)
Gain (Loss) from extinguishment of debt	-	(826)	70	(826)
Employee retention credit	1,233	-	1,233	-
Other income / (loss)	-	(189)	-	(590)
Total other income (expenses)	1,189	(2,249)	1,026	(3,153)

NET LOSS	$(638)	$(4,776)	$(3,517)	$(7,382)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.24)	$(20.44)	$(1.78)	$(36.64)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	2,641,485	233,617	1,975,907	201,461

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2023	1,989,645	$-	$27,246	$(22,951)	$4,295

Issuance of common stock for Directors' fees	1,397	-	3	-	3
Exercises of warrants	836,040	-	-	-	-
Net Income (Loss)	-	-	-	(638)	(638)
Balance at June 30, 2023	2,827,082	$-	$27,249	$(23,589)	$3,660

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	169,333	$-	$1,013	$(10,225)	$(9,212)

Issuance of common stock	104,333	-	13,469	-	13,469
Conversion of debt to common stock	14,831	-	1,878	-	1,878
Modification of warrants	-	-	189	-	189
Net Income (Loss)	-	-	-	(4,776)	(4,776)
Balance at June 30, 2022	288,498	$-	$16,549	$(15,001)	$1,548

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for shares) (1)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	362,716	$-	-	$-	$17,892	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offering, net of expenses	1,619,000	-	-	-	9,258	-	9,258
Exercises of warrants	836,040	-	-	-	-	-	-
Issuance of common stock for Directors' fees	6,985	-	-	-	73	-	73
Issuance of common stock to employees and consultants	2,341	-	-	-	30	-	30
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(3,517)	(3,517)
Balance at June 30, 2023	2,827,082	$-	-	$-	$27,249	$(23,589)	$3,660

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	166,667	$-	-	$-	$512	$(7,619)	$(7,107)

Issuance of warrants	-	-	-	-	101	-	101
Issuance of common stock	107,000	-	-	-	13,869	-	13,869
Conversion of debt to common stock	14,831	-	-	-	1,878	-	1,878
Modification of warrants	-	-	-	-	189	-	189
Net Income (Loss)	-	-	-	-	-	(7,382)	(7,382)
Balance at June 30, 2022	288,498	$-	-	$-	$16,549	$(15,001)	$1,548

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,517)	$(7,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707	386
Amortization of operating lease right of use asset	44	37
Amortization of debt discount	5	888
(Gain) / Loss on extinguishment of debt	(70)	826
Stock-based compensation	30	-
Stock issued as payment for fees and services	-	400
Stock issued to Directors	73	-
Expense for modification of warrants	-	189
Other non-cash expenses	5	-
Change in operating assets and liabilities:
Accounts receivable	(1,568)	(23)
Inventory	104	(34)
Prepaid expenses and other current assets	(115)	(78)
Other assets	-	(11)
Accounts payable and accrued expenses	(1,222)	(762)
Operating lease liabilities	(44)	(37)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(5,568)	(5,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(591)	(33)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(591)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	175	1,565
Payments of debt principal, including related parties	(2,012)	(3,289)
Payment of debt issuance costs	-	(180)
Proceeds from common stock and warrants issued in public offering	9,398	14,654
Payment of costs related to public offerings	(140)	(1,443)
Payment of preferred stock dividends	(4)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	7,417	11,307

NET CHANGE IN CASH	1,258	5,673
Cash at beginning of period	110	31

CASH AT END OF PERIOD	$1,368	$5,704

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$275	$90

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$152	$-
Debt and interest converted into common stock	$-	$1,878
Stock issued for debt extinguishment	$-	$258
Warrants issued with debt	$-	$101

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

On June 8, 2023, our stockholders approved an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share, from 6,666,667 shares to 10,000,000 shares. Following this approval, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware and it became effective on June 8, 2023.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022, and the unaudited condensed consolidated results of operations and cash flows for the six-month periods ended June 30, 2023 and 2022 have been included.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates.  This amendment was adopted effective January 1, 2023 with no impact to our financial statements.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $98,858 as of June 30, 2023 and December 31, 2022.

The following table presents a summary of our receivables as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022

Trade receivables, net of reserves	$1,439	$1,105
Other receivables	1,233	-

Total receivables	$2,672	$1,105

The Employee Retention Credit, as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the Employee Retention Credit. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original Employee Retention Credit, as modified by the Relief Act. During the current fiscal quarter, we filed Forms 941-X to claim total credits of $1,145,707 plus accrued interest on qualified wages paid during 2020 and 2021. This receivable appears on the unaudited condensed consolidated balance sheet as of June 30, 2023 within “Accounts Receivable, Net.” The associated income is reported as “Employee retention credit” within the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2023.

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $1,160,844 and nil as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, five customers accounted for approximately 81% of our total revenue. During the six months ended June 30, 2022, four customers accounted for 84% of our total revenue. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. As of June 30, 2023 and December 31, 2022, approximately 83% and 61% of our gross outstanding trade receivables were attributed to four and three customers, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The inventory reserve was nil as of June 30, 2023 and December 31, 2022.

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

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the six months ended June 30, 2023 and 2022:

	(in thousands)
	Six Months Ended,
	June 30, 2023	June 30, 2022
Herbs, Produce & Floral	$5,578	$5,054
Vitamins and Supplements	1,098	668
Total	$6,676	$5,722

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $29,152 and $28,948 during the six months ended June 30, 2023 and 2022, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2022 and six months ended June 30, 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

Inventory as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2023	2022

Raw materials	$157	$298
Work-in-progress	278	288
Finished goods	47	-

Total inventory	$482	$586

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022

Furniture and equipment	$1,998	$1,408
Computer hardware	6	4
Leasehold improvements	5,191	5,192
Vehicles	456	304
Land	202	202
Construction in progress	4	4

Subtotal	7,857	7,114
Less accumulated depreciation	(2,928)	(2,223)
Property, equipment and leasehold improvements, net
	$4,929	$4,891

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2023 and 2022 was $705,118 and $385,515, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of June 30, 2023 and December 31, 2022:

		(in thousands)
		June 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Pulp brand recipes	15	$50	$(2)	$48	$50	$-	$50
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(64)	$48	$112	$(62)	$50

Amortization expense for the six months ended June 30, 2023 and 2022 was $1,667 and nil, respectively. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30, 2023	December 31, 2022

Accounts payable	$993	$1,728
Accrued expenses	50	542
Accrued interest payable	39	185
Accrued payroll	229	187
Accrued vacation	135	53
Current lease liability	82	92

Total Accounts Payable and Accrued Expenses	$1,528	$2,787

NOTE 7 – NOTES PAYABLE

Notes payable as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2023	2022

Secured promissory note	$3,106	$3,783
NJD Investments, LLC promissory note	1,009	1,155
Evergreen private placement	-	1,022
SBA loan	150	150
Vehicle loans	365	244
Total Gross Debt	$4,630	$6,354

Less: Gross short term debt	(374)	(2,042)
Less: Debt discount	(25)	(30)
Net Long Term Debt	$4,231	$4,282

Scheduled maturities of long-term debt as of June 30, 2023, are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2023 (remaining)	$-	$145	$-	$61	$206
2024	-	301	-	88	389
2025	3,106	316	-	93	3,515
2026	-	247	-	76	323
2027	-	-	-	47	47
Thereafter	-	-	150	-	150
Total	$3,106	$1,009	$150	$365	$4,630

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. As of June 30, 2023 and December 31, 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the unamortized discount related to the promissory note was $25,381 and $30,321, respectively. Total accrued interest as of June 30, 2023 and December 31, 2022 was $18,423 and $110,236, respectively.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (the “Second Sament Note,” together with the First Sament Note, the “Sament Notes”), which accrued interest at a rate of 3.50% per annum and was due to mature on June 3, 2023. The promissory note was secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. On February 17, 2023, the Company prepaid the principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by approximately 10%. As a result of the agreement, the Company repaid $606,653 of outstanding principal, and $27,125 of accrued interest, and recognized a gain from extinguishment of the debt of $70,420 during the six months ended June 30, 2023. The remaining outstanding balance of principal and accrued interest on the Second Sament Note was nil as of June 30, 2023. As of December 31, 2022, the total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2022, interest accrued on the promissory note was $23,966.

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company entered into a promissory note (the “NJDI Note”) for $1,136,000 with NJD Investments, LLC (“NJDI”) in connection with its purchase of the assets of Greenleaf Growers, Inc. in Grand Rapids, Michigan (the “Property”) through the Company’s wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Subsidiary”). The NJDI Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company makes monthly payments of principal and interest of $28,089. The NJDI Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

In addition, the Company’s obligation to repay the amounts due under the NJDI Note, or up to $1,136,000 plus any accrued interest, is guaranteed by the Company under a guaranty in favor of NJDI (the “Guaranty”) entered into on August 30, 2022. Under the Guaranty, in the event that the Company defaulted on the NJDI Note, the Company would be responsible for any sum remaining due after NJDI foreclosed on the Mortgage and exercised its rights under the Security Agreement.

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of June 30, 2023 and December 31, 2022, $293,275 and $290,417 of the outstanding balance is included in “Short-term debt, net of discounts” and $715,902 and $864,638 is included in “Long-term debt, net of discounts” within the condensed consolidated balance sheets, respectively.

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

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, for 1,526,183 shares of Preferred Stock issued to Evergreen. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remained unchanged. The outstanding balance on the A&R Note of $1,021,592 was included in “Short-term debt, net of discounts” within the consolidated balance sheet as of December 31, 2022. During the six months ended June 30, 2023, the Company repaid the A&R Note in full and recognized a penalty of $153,239 for early repayment, which was recognized as interest expense during the period.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company entered into three financing agreements totaling $151,850 for the purchase of vehicles. The loans, which accrue interest at a rate of 10.49%, mature in 2028. The loans are secured by the vehicles purchased are personally guaranteed by the Company’s chief executive officer.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

2023 Public Offering

On February 7, 2023, the Company issued an aggregate of 1,619,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and warrants (“Follow-On Warrants”) to purchase an aggregate of 1,861,850 shares of Common Stock pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”), and raised approximately $10.2 million in gross proceeds. The Follow-On Warrants are exercisable beginning on February 7, 2023 to purchase one share of Common Stock at an exercise price equal to $6.30 per share and will expire on February 7, 2028. In addition to customary cashless exercise, a holder of a Follow-On Warrant may also effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of Common Stock issuable is equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon exercise of the Follow-On Warrant if it was exercised for cash and (ii) 0.5. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 80,950 shares of Common Stock at an exercise price of $6.93 per share. These warrants became initially exercisable on August 2, 2023 and will expire on February 2, 2028.

During the six months ended June 30, 2023, the Company issued 836,040 shares of common stock to the holders who exercised 1,672,080 of the Follow-On Warrants via the alternative cashless exercise option.

Common Stock

The Company has authorized 10,000,000 shares of common stock with $0.0001 par value. As of June 30, 2023 and December 31, 2022, 2,827,082 and 362,716 shares were issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 2,464,366 shares of common stock, as summarized below:

Number of Shares

Issuances of common stock in public offering	1,619,000
Issuance of common stock for Directors' fees	6,985
Issuances of common stock to employees and consultants	2,341
Issuances of common stock for warrant exercises	836,040
Common stock issued during the six months ended June 30, 2023	2,464,366

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	362,716
Common stock issuances	2,464,366
Shares outstanding at June 30, 2023	2,827,082

Series A Convertible Preferred Stock

As of October 26, 2022, 1,526,183 shares of our preferred stock, par value $0.0001 per share, were designated as Series A Convertible Preferred Stock and issued to Evergreen (the “Preferred Stock”).  The Preferred Stock was entitled to a cumulative dividend at a rate of 7.0% per annum, paid in cash on a quarterly basis on the stated value of the Preferred Stock. During the year ended December 31, 2022, all of the shares of Preferred Stock were converted into 50,873 shares of common stock, and no Preferred Stock remains outstanding as of June 30, 2023. During the six months ended June 30, 2023, the Company paid cash dividends of $3,544 to the holder of the Preferred Stock. Accrued dividends as of June 30, 2023 were nil.

Stock-Based Compensation

On January 18, 2022 in connection with the IPO, the board of directors of the Company (the “Board”) approved the Edible Garden AG Incorporated 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for equity incentive compensation for employees, non-employee directors, and any other individuals who perform services for the Company. The number of shares initially available for grant under the 2022 Plan was 50,000. A variety of discretionary awards are authorized under the 2022 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2022 Plan. The option price and terms are also subject to determination by the administrator with respect to each grant. The 2022 Plan is administered by the Board.

On June 8, 2023 the stockholders of the Company approved the First Amendment to the 2022 Plan, which increased the number of shares of common stock reserved for issuance thereunder by 300,000 shares and extended the term of the 2022 Plan until June 8, 2033.

During the six months ended June 30, 2023, the Company recorded time-vesting restricted stock awards to the Company’s non-employee directors as compensation for director fees, with 6,985 shares of common stock underlying the awards in the aggregate. The shares underlying the award will vest on the one-year anniversary of the date of grant.

Shares available for future stock compensation grants totaled 315,227 at June 30, 2023.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2022	125,299	$151.17
Warrants issued in public offering	1,942,800	$6.33
Warrants exercised	(1,672,080)	6.30
Outstanding June 30, 2023	396,019	$52.26

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

During the six-month period ended June 30, 2023, total operating lease cost was $146,392, of which $53,250 was associated with short-term leases. During the six months ended June 30, 2022, total operating lease cost was $118,552, of which $65,032 was associated with short-term leases. As of June 30, 2023 and December 31, 2022, short-term lease liabilities of $82,440 and $80,800 are included in “Accounts Payable and Accrued Expenses” on the condensed consolidated balance sheets, respectively.

The table below presents total operating lease assets and lease liabilities as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022
Operating lease assets	$82	$126
Operating lease liabilities	$82	$126

The table below presents the maturities of operating lease liabilities as of June 30, 2023:

(in thousands)
Operating
Leases
2023 (remaining)	54
2024	36
Total lease payments	90
Less: discount	(8)
Total operating lease liabilities	$82

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

June 30,
2023
Remaining lease term (months)	9
Discount rate	17.5%

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

During the six months ended June 30, 2023, the Company issued Promissory Notes (the “Promissory Notes”) totaling $175,000 to Michael James, the Company’s Chief Financial Officer and Director, which matured on the earlier of (1) April 1, 2023, (2) upon the closing of the Company’s next sale of equity securities in which the Company raises at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The Promissory Notes bore interest at a rate of 6% per annum. At the closing of the public offering on February 7, 2023, the Company repaid the Promissory Notes in full.

NOTE 12 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2022 and 2021, we incurred net losses of $12.5 million and $5.5 million, respectively. For the six months ended June 30, 2023, we incurred a net loss of $3.5 million. We expect to experience further significant net losses in the foreseeable future. At June 30, 2023, we had cash available for operations of $1.4 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

RECENT DEVELOPMENTS

Edible Garden Heartland Progress

During the first half of 2023, we made significant progress toward ramping up production at the Edible Garden Heartland facility in Grand Rapids, Michigan. After completing the first phase of the buildout, which included installing our proprietary grow system in the facility, ahead of schedule in the fourth quarter of 2022, we installed a seeding machine and hybrid vertical grow system in the second phase of the buildout. Edible Garden Heartland also underwent food safety inspections from the U.S. Food and Drug Administration and the inspections required for U.S. Department of Agriculture (“USDA”) Organic. Edible Garden Heartland was awarded the USDA Organic certification and certifications from PrimusGFS, an audit certification program recognized by the Global Food Safety Initiative (“GFSI”). Edible Garden Heartland officially began shipping products in April 2023.

2022 Equity Incentive Plan Amendment

On June 8, 2023, the stockholders of the Company approved the First Amendment (the “Plan Amendment”) to the Company’s 2022 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 300,000 shares and extend the term of the Plan until June 8, 2033.

Increase of Authorized Shares

On June 8, 2023, our stockholders approved an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share, from 6,666,667 shares to 10,000,000 shares. Following this approval, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware and it became effective on June 8, 2023. The effectiveness of the Certificate of Amendment does not have any effect on the voting power or other rights of stockholders, and it will not have any dilutive effect on the proportionate voting power of existing stockholders unless additional shares are issued.

Departure of Director

On April 3, 2023, we issued time-vesting restricted stock awards to Deborah Pawlowski, as compensation for serving as a non-employee director, with 1,397 shares of common stock underlying the awards in the aggregate. All shares underlying the award vested immediately upon grant. On April 4, 2023, Ms. Pawlowski resigned from the board of directors, and the board of directors appointed Pamela DonAroma to fill the vacant position on the board of directors.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return.  The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  At June 30, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	(in thousands)
(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenue	$4,221	$2,985
Cost of goods sold	3,668	2,779
Gross Profit	553	206
Selling, general and administrative expenses	2,380	2,733
Loss from operations	(1,827)	(2,527)
Other income / (expense)
Interest expense, net	(44)	(1,234)
Gain (Loss) from extinguishment of debt	-	(826)
Employee retention credit	1,233	-
Other income / (loss)	-	(189)
Total other income / (expense)	1,189	(2,249)

NET LOSS	$(638)	$(4,776)

Revenue

Revenue was $4.221 million for the three months ended June 30, 2023, compared with $2.985 million for the three months ended June 30, 2022. Revenue increased $1.236 million, or 41.41%, compared with the three months ended June 30, 2022. The herbs, produce and floral business increased by $1.102 million or 41.68% while the vitamins and supplements increased by $134 thousand or 39.30%. The increase in the herbs, produce and floral business was primarily due to the Edible Garden Heartland facility commencing shipping at the beginning of the quarter. The increase in vitamins and supplements revenue was resulted from an additional flavor SKU ordered by a customer for every store in their chain.

Cost of goods sold

Cost of goods sold were $3.668 million for the three months ended June 30, 2023, compared with $2.779 million for the three months ended June 30, 2022.  Cost of goods sold increased $889 thousand, or 31.99% compared with the three months ended June 30, 2022.  The increase was primarily due to additional labor and materials required to grow the products sold into the retail channel.

Gross profit

Gross profit was $553 thousand or 13.10% of sales for the three months ended June 30, 2023, compared with $206 thousand or 6.90% of sales for the three months ended June 30, 2022.  Gross profit increased by $347 thousand or 168.45% of sales for the three months ended June 30, 2023.  Higher gross profits and margins reflect the impact of price increases implemented with our customers during the quarter and the shipments commencing during the quarter from Edible Garden Heartland facility.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $2.380 million for the three months ended June 30, 2023, compared with $2.733 million for the three months ended June 30, 2022. Selling, general and administrative expenses decreased by $353 thousand or 12.92%, compared with the three months ended June 30, 2022. Approximately $240 thousand of the increase in SG&A expenses relate to the costs incurred to operate the Edible Garden Heartland facility. The facility was acquired in August 2022 and has been retrofitted to grow and supply the customers in the local region. Shipments began in April 2023. Depreciation expense also increased by $179 thousand due to the acquisition of the Edible Garden Heartlands facility and the purchase of additional trucks. Approximately $81 thousand of the increase in SG&A was associated with becoming a public company, including paying fees for directors, director and officers’ liability insurance policy premiums, and incurring professional services, proxy costs, transfer fees and Nasdaq listing fees. Compensation and benefits expense decreased by $967 thousand primarily driven by $500 thousand of transaction bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of our initial public offering in 2022, that did not reoccur in 2023. Accounting expenses decreased by $40 thousand and legal expenses increased by $40 thousand associated with the costs additional SEC filings required to become a public entity. Computer and internet costs decreased by $24 thousand. These costs were offset by an increase of $17 thousand in outside consulting fees and an overall increase in other miscellaneous expenses of $121 thousand.

Loss from operations

Lower SG&A expense resulted in a loss from operations of $1.827 million for the three months ended June 30, 2023, compared with $2.527 million for the three months June 30, 2022. The decrease in loss from operations was $700 thousand, or 27.70% compared with the three months ended June 30, 2022.

Interest expense

Interest expense was $44 thousand for the three months ended June 30, 2023, versus $1.234 million for the three months ended June 30, 2022. Lower interest expense was related to paying off debt previously outstanding from proceeds of the public offerings. See Note 7 to our financial statements.

Loss from extinguishment of debt

The Company recognized a loss from the extinguishment of debt of $826 thousand for the three months ended June 30, 2022 as a result of entering into an amended and restated consolidated secured promissory note with Evergreen in the prior period. There were no transactions entered into during the three months ended June 30, 2023 requiring recognition of a gain or loss from extinguishment of debt.

Employee retention credit

During the three months ended June 30, 2023, the Company recognized $1.233 million of income from the Employee Retention Credit overseen by the Internal Revenue Service, as modified by the Relief Act.

Other income / (loss)

During the three months ended June 30, 2022, the company incurred a non-recurring loss of $189 thousand due to the revaluation of warrants issued to Evergreen.

Net loss

Net loss was $638 thousand for the three months ended June 30, 2023, compared with a net loss of $4.776 million for the three months ended June 30, 2022. The reasons for the increase in net loss are explained above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	(in thousands)
(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenue	$6,676	$5,722
Cost of goods sold	6,148	5,611
Gross Profit	528	111
Selling, general and administrative expenses	5,071	4,340
Loss from operations	(4,543)	(4,229)
Other income / (expense)
Interest expense, net	(277)	(1,737)
Gain (loss) from extinguishment of debt	70	(826)
Employee retention credit	1,233	-
Other income / (loss)	-	(590)
Total other income / (expense)	1,026	(3,153)

NET LOSS	$(3,517)	$(7,382)

Revenue

Revenue was $6.676 million for the six months ended June 30, 2023, compared with $5.722 million for the six months ended June 30, 2022. Revenue increased $954 thousand, or 16.67%, compared with the six months ended June 30, 2022. The herbs, produce and floral business increased by $524 thousand or 10.37% while the vitamins and supplements increased by $430 thousand or 64.37%. The increase in the herb, produce and floral business represents an increase in sales due shipping commencing from our Edible Garden Heartland facility and a net increase in orders received from our existing customer base based on the demand from the retail consumer. The increase in vitamins and supplements revenue was resulted from an additional flavor SKU ordered by a customer for every store in their chain.

Cost of goods sold

Cost of goods sold were $6.148 million for the six months ended June 30, 2023, compared with $5.611 million for the six months ended June 30, 2022.  Cost of goods sold increased $537 thousand, or 9.57% compared with the six months ended June 30, 2022.  The increase was primarily due to additional labor and materials required to grow the products sold into the retail channel.

Gross profit

Gross profit was $528 thousand or 7.91% of sales for the six months ended June 30, 2023, compared with $111 thousand or 1.94% of sales for the six months ended June 30, 2022.  Gross profit increased by $417 thousand or 6.25% of sales for the six months ended June 30, 2023.  Higher gross profits and margins reflect the impact of price increases implemented with our customers during the quarter and shipments commencing during the quarter from Edible Garden Heartland facility.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $5.071 million for the six months ended June 30, 2023, compared with $4.340 million for the six months ended June 30, 2022. Selling, general and administrative expenses increased by $731 thousand or 16.84%, compared with the six months ended June 30, 2022. Approximately $457 thousand of the increase in SG&A expenses relate to the costs incurred to operate the Edible Garden Heartland facility. The facility was acquired in August 2022 and has been retrofitted to grow and supply the customers in the local region. Shipments began in April 2023. Depreciation expense also increased by $320 thousand due to the acquisition of the Edible Garden Heartland facility and the purchase of additional trucks. Approximately $593 thousand of the increase in SG&A was associated with becoming a public company, including paying fees for directors, director and officers’ liability insurance policy premiums, and incurring professional services, proxy costs, transfer fees and Nasdaq listing fees. Compensation and benefits expense decreased by $840 thousand, primarily driven by $500 thousand bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of our initial public offering in 2022 that did not reoccur in 2023. Accounting expenses increased by $79 thousand and legal expenses increased by $98 thousand due to the costs of being a public entity. Trade show expenses increased by $19 thousand.

Loss from operations

Higher SG&A expense resulted in a loss from operations of $4.543 million for the six months ended June 30, 2023, compared with $4.229 million for the six months June 30, 2022. The increase in loss from operations was $314 thousand, or 5.49% compared with the six months ended June 30, 2022.

Interest expense

Interest expense was $277 thousand for the six months ended June 30, 2023, versus $1.737 million for the six months ended June 30, 2022. Lower interest expense was related to paying off debt previously outstanding from proceeds of the public offerings. See Note 7 to our financial statements.

Gain from extinguishment of debt

The Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to Sament Capital Investments. See Note 7 to our financial statements.

Employee retention credit

During the six months ended June 30, 2023, the Company recognized $1.233 million of income from the Employee Retention Credit overseen by the Internal Revenue Service, as modified by the Relief Act.

Other income / (loss)

During the six months ended June 30, 2022, the company incurred a non-recurring loss of $189 thousand due to the revaluation of warrants issued to Evergreen and a non-recurring loss of $401 thousand for common stock issued to Evergreen.

Net loss

Net loss was $3.517 million for the six months ended June 30, 2023, compared with a net loss of $7.382 million for the six months ended June 30, 2022. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $3.517 million during the six months ended June 30, 2023 and $12.453 million during the twelve months ended December 31, 2022. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

As of June 30, 2023 and December 31, 2022, we had $1.368 million and $110 thousand in cash and cash equivalents available, respectively. During the first half of 2023, we used $5.568 million for operating activities. Unless we are able to reduce the amount of cash we use in operating activities, we will need to raise additional capital through debt or equity financing. As of June 30, 2023 and December 31, 2022, we had working capital of $2.797 million and a deficit of $2.966 million, respectively. As of June 30, 2023 and December 31, 2022, we had $4.605 million and $6.324 million of total debt outstanding, respectively. To resolve our working capital deficit and meet our cash needs, we are implementing cost savings programs in addition to having raised $10.2 million from the sale of securities in February 2023. In February 2023, we paid off a secured promissory note in the amount of $677 thousand held by Sament and the A&R Note in the amount of $1.022 million. See Note 7 to our financial statements.  We believe that the remaining offering proceeds will be sufficient to fund our operations through December 2023. We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 22, 2023.

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

For more information on our outstanding debt as of June 30, 2023 and December 31, 2022, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the six months ended June 30, 2023 and 2022, cash used for operating activities was $5.568 and $5.601 million, respectively. Cash used for operations during the six months ended June 30, 2023 decreased primarily due to the smaller net loss and higher depreciation expense, offset by lower amortization of debt discount, lower collections of receivables and an increase in payments made to vendors.

Investing activities

During the six months ended June 30, 2023 and 2022, cash used in investing activities was $591 thousand and $33 thousand, respectively. The increase was primarily due to the Company’s purchases of furniture and equipment for the Edible Garden Heartland facility.

Financing activities

During the six months ended June 30, 2023 and 2022, cash provided by financing activities was $7.417 million and $11.307 million, respectively. The decrease in cash provided by financing activities was primarily driven by completion of the February 2023 offering, which was smaller than the Company’s initial public offering during the first six months of 2022. The decrease was partially offset by the repayment of indebtedness; the debt paid down in the six months ended June 30, 2023 was lower than the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of June 30, 2023, due to the existence of a material weakness in our internal control over financial reporting that we have yet to fully remediate.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed June 8, 2023.	8-K	001-41371	June 9, 2023
10.1	First Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	8-K	001-4371	June 9, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 10, 2023

