Form 10-Q
period 2023-09-30
Edible Garden AG Inc
filed 2023-11-13
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 5,705,643 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current assets:
Cash	$2,578	$110
Accounts receivable, net	1,691	1,105
Inventory	549	586
Prepaid expenses and other current assets	361	62

Total current assets	5,179	1,863

Property, equipment and leasehold improvements, net	4,752	4,891
Intangible assets, net	47	50
Other assets	93	161

TOTAL ASSETS	$10,071	$6,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$1,604	$2,787
Short-term debt, net of discounts	382	2,042

Total current liabilities	1,986	4,829

Long-term liabilities:
Long-term debt, net of discounts	4,135	4,282
Long-term lease liabilities	-	34

Total long-term liabilities	4,135	4,316

Total liabilities	6,121	9,145

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 10,000,000 shares authorized, 5,702,808 and 362,716 shares outstanding as of September 30, 2023 and December 31, 2022, respectively (1))	1	-
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of September 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	29,969	17,892
Accumulated deficit	(26,020)	(20,072)

Total stockholders’ equity (deficit)	3,950	(2,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,071	$6,965

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,289	$2,754	$9,965	$8,476
Cost of goods sold	3,277	2,572	9,425	8,183

Gross profit	12	182	540	293

Selling, general and administrative expenses	2,387	1,928	7,458	6,268

Loss from operations	(2,375)	(1,746)	(6,918)	(5,975)

Other income (expenses)
Interest expense, net	(57)	(88)	(334)	(1,825)
Gain (Loss) from extinguishment of debt	-	-	70	(826)
Employee retention credit	-	-	1,233	-
Other income / (loss)	1	(235)	1	(825)
Total other income (expenses)	(56)	(323)	970	(3,476)

NET LOSS	$(2,431)	$(2,069)	$(5,948)	$(9,451)

Less: Series A Preferred Dividend	-	-	(4)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(2,431)	$(2,069)	$(5,952)	$(9,451)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.69)	$(7.13)	$(2.38)	$(40.84)

Weighted-Average Number of Common Shares Outstanding Basic and Diluted (1)	3,515,245	290,380	2,494,658	231,427

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except for shares) (1)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	2,827,082	$-	$27,249	$(23,589)	$3,660

Issuance of common stock and warrants in public offering, net of expenses	2,850,726	1	2,720	-	2,721
Cashless exercise of common stock warrants	25,000	-	-	-	-
Net Income (Loss)	-	-	-	(2,431)	(2,431)
Balance at September 30, 2023	5,702,808	$1	$29,969	$(26,020)	$3,950

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	288,498	$1	$16,548	$(15,001)	$1,548

Issuance of common stock	5,586	-	141	-	141
Net Income (Loss)	-	-	-	(2,069)	(2,069)
Balance at September 30, 2022	294,084	$1	$16,689	$(17,070)	$(380)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

(in thousands, except for shares) (1)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	362,716	$-	-	$-	$17,892	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offerings, net of expenses	4,469,726	1	-	-	11,978	-	11,979
Cashless exercise of common stock warrants	861,040	-	-	-	-	-	-
Issuance of common stock for Directors' fees	6,985	-	-	-	73	-	73
Issuance of common stock to employees and consultants	2,341	-	-	-	30	-	30
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(5,948)	(5,948)
Balance at September 30, 2023	5,702,808	$1	-	$-	$29,969	$(26,020)	$3,950

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	166,667	$1	-	$-	$511	$(7,619)	$(7,107)

Issuance of warrants	-	-	-	-	101	-	101
Issuance of common stock	112,586	-	-	-	14,010	-	14,010
Conversion of debt to common stock	14,831	-	-	-	1,878	-	1,878
Modification of warrants	-	-	-	-	189	-	189
Net Income (Loss)	-	-	-	-	-	(9,451)	(9,451)
Balance at September 30, 2022	294,084	$1	-	$-	$16,689	$(17,070)	$(380)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,948)	$(9,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093	597
Amortization of operating lease right of use asset	68	57
Amortization of debt discount	8	890
(Gain) / Loss on extinguishment of debt	(70)	826
Stock-based compensation	30	-
Stock issued as payment for fees and services	-	400
Stock issued to Directors	73	141
Expense for modification of warrants	-	189
Other non-cash expenses	5	235
Change in operating assets and liabilities:
Accounts receivable	(586)	(51)
Inventory	36	(90)
Prepaid expenses and other current assets	(299)	(122)
Other assets	-
Accounts payable and accrued expenses	(1,120)	(1,104)
Operating lease liabilities	(68)	(57)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(6,778)	(7,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(800)	(1,813)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(800)	(1,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	175	1,565
Payments of debt principal, including related parties	(2,103)	(3,299)
Payment of debt issuance costs	-	(180)
Proceeds from common stock and warrants issued in public offering, net of underwriting discounts	12,237	14,650
Payment of costs related to public offerings	(259)	4
Payment of preferred stock dividends	(4)	(1,443)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	10,046	11,297

NET CHANGE IN CASH	2,468	1,944
Cash at beginning of period	110	31

CASH AT END OF PERIOD	$2,578	$1,975

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$328	$97

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$152	$1,878
Debt and interest converted into common stock	$-	$258
Stock issued for debt extinguishment	$-	$1,294
Warrants issued with debt	$-	$101

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We authorized 100,000 shares of common stock, par value $0.0001 per share (“common stock”), at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667.

On June 8, 2023, our stockholders approved an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 6,666,667 shares to 10,000,000 shares. Following this approval, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware and it became effective on June 8, 2023.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at approximately 5,000 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2023 and December 31, 2022, and the unaudited condensed consolidated results of operations and cash flows for the nine-month periods ended September 30, 2023 and 2022 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses.

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 11, “Going Concern” for additional information.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $98,858 as of September 30, 2023 and December 31, 2022.

The following table presents a summary of our receivables as of September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30,	December 31,
	2023	2022

Trade receivables, net of reserves	$1,323	$1,105
Other receivables	368	-

Total accounts receivable, net	$1,691	$1,105

The Employee Retention Credit, as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the Employee Retention Credit. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original Employee Retention Credit, as modified by the Relief Act. During the second quarter of 2023, we filed Forms 941-X to claim total credits of $1,145,707 plus accrued interest on qualified wages paid during 2020 and 2021, of which $367,697 was outstanding as of September 30, 2023 and appears on the unaudited condensed consolidated balance sheet within “Accounts Receivable, Net.” The associated income is reported as “Employee retention credit” within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023.

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was $2,313,527 and nil as of September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, five customers accounted for approximately 83% of our total revenue. During the nine months ended September 30, 2022, four customers accounted for 83% of our total revenue. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. As of September 30, 2023 and December 31, 2022, approximately 80% and 61% of our gross outstanding trade receivables were attributed to four and three customers, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The inventory reserve was nil as of September 30, 2023 and December 31, 2022.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three and nine months ended September 30, 2023 and 2022:

	(in thousands)		(in thousands)
	Three Months Ended,		Nine Months Ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Herbs, Produce & Floral	$2,901	$2,363	$8,731	$7,504
Vitamins and Supplements	388	391	1,234	972
Total	$3,289	$2,754	$9,965	$8,476

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $39,265 and $35,783 during the nine months ended September 30, 2023 and 2022, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt is not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2022 and nine months ended September 30, 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

Inventory as of September 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2023	2022

Raw materials	$215	$298
Work-in-progress	287	288
Finished goods	47	-

Total inventory	$549	$586

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30,	December 31,
	2023	2022
	$-	$-
Furniture and equipment	2,198	1,408
Computer hardware	6	4
Leasehold improvements	5,200	5,192
Vehicles	456	304
Land	202	202
Construction in progress	4	4

Subtotal	8,066	7,114
Less accumulated depreciation	(3,314)	(2,223)

Property, equipment and leasehold improvements, net	$4,752	$4,891

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2023 and 2022 was $1,090,778 and $597,113 respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of September 30, 2023 and December 31, 2022:

		(in thousands)
		September 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(3)	$47	$50	$-	$50
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(65)	$47	$112	$(62)	$50

Amortization expense for the nine months ended September 30, 2023 and 2022 was $2,500 and nil, respectively. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	September 30, 2023	December 31, 2022

Accounts payable	$1,102	$1,728
Accrued expenses	147	542
Accrued interest payable	30	185
Accrued payroll	120	187
Accrued vacation	146	53
Current lease liability	59	92

Total Accounts Payable and Accrued Expenses	$1,604	$2,787

NOTE 7 – NOTES PAYABLE

Notes payable as of September 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2023	2022
Secured promissory note	$3,106	$3,783
NJD Investments, LLC promissory note	937	1,155
Evergreen private placement	-	1,022
SBA loan	150	150
Vehicle loans	346	244
Total Gross Debt	$4,539	$6,354

Less: Gross short term debt	(382)	(2,042)
Less: Debt discount	(22)	(30)
Net Long Term Debt	$4,135	$4,282

Scheduled maturities of long-term debt as of September 30, 2023, are as follows (in thousands):

Years Ending December 31,	Secured Promissory Note	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2023 (remaining)	$-	$73	$-	$20	$93
2024	-	301	-	86	387
2025	3,106	316	-	92	3,514
2026	-	247	-	82	329
2027	-	-	-	59	59
Thereafter	-	-	150	7	157
Total	$3,106	$937	$150	$346	$4,539

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. As of September 30, 2023 and December 31, 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the unamortized discount related to the promissory note was $22,533 and $30,321, respectively. Total accrued interest as of September 30, 2023 and December 31, 2022 was $9,061 and $110,236, respectively.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (the “Second Sament Note,” together with the First Sament Note, the “Sament Notes”), which accrued interest at a rate of 3.50% per annum and was due to mature on June 3, 2023. The promissory note was secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the promissory note. On February 17, 2023, the Company prepaid the principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by approximately 10%. As a result of the agreement, the Company repaid $606,653 of outstanding principal, and $27,125 of accrued interest, and recognized a gain from extinguishment of the debt of $70,420 during the nine months ended September 30, 2023. The remaining outstanding balance of principal and accrued interest on the Second Sament Note was nil as of September 30, 2023. As of December 31, 2022, the total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2022, interest accrued on the promissory note was $23,966.

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of September 30, 2023 and December 31, 2022, $298,193 and $290,417 of the outstanding balance is included in “Short-term debt, net of discounts” and $639,031 and $864,638 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively. As of September 30, 2023 and December 31, 2022, total accrued interest on the NJDI Note was $3,905 and nil, respectively.

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

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, for 1,526,183 shares of Preferred Stock issued to Evergreen. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remained unchanged. The outstanding balance on the A&R Note of $1,021,592 was included in “Short-term debt, net of discounts” within the consolidated balance sheet as of December 31, 2022. During the nine months ended September 30, 2023, the Company repaid the A&R Note in full and recognized a penalty of $153,239 for early repayment, which was recognized as interest expense during the period.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, total accrued interest on the SBA Loan was $17,415 and $13,437, respectively.

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

During the nine months ended September 30, 2023, the Company entered into three financing agreements totaling $151,850 for the purchase of vehicles. The loans, which accrue interest at a rate of 10.49%, mature in 2028. The loans are secured by the vehicles purchased are personally guaranteed by the Company’s chief executive officer.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

2023 Public Offerings

On February 7, 2023, the Company issued an aggregate of 1,619,000 shares of common stock and warrants (“February Follow-On Warrants”) to purchase an aggregate of 1,861,850 shares of common stock pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”), and raised approximately $10.2 million in gross proceeds. The February Follow-On Warrants became exercisable on February 7, 2023 to purchase one share of common stock at an exercise price equal to $6.30 per share and will expire on February 7, 2028. In addition to customary cashless exercise, a holder of a February Follow-On Warrant may also effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of common stock issuable is equal to the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of the February Follow-On Warrant if it was exercised for cash and (ii) 0.5. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 80,950 shares of Common Stock at an exercise price of $6.93 per share. These warrants became exercisable on August 2, 2023 and will expire on February 2, 2028.

During the nine months ended September 30, 2023, the Company issued 861,040 shares of common stock to the holders who exercised 1,772,080 of the February Follow-On Warrants via the alternative cashless exercise option.

On September 8, 2023, the Company issued an aggregate of 2,850,726 shares of common stock and warrants (“September Follow-On Warrants”) to purchase an aggregate of 3,105,834 shares of common stock pursuant to an underwriting agreement between the Company and the Representative, and raised approximately $3.1 million of gross proceeds. The September Follow-On Warrants became exercisable on September 8, 2023 to purchase one share of common stock at an exercise price of $1.10 per share and will expire on September 8, 2028. Also on September 8, 2023, the Company issued warrants to the Representative to purchase up to 135,036 shares of common stock at an exercise price of $1.21 per share (the “Representative’s Warrants”). These warrants are initially exercisable on the later to occur of (i) the effective date of an increase in our authorized shares of common stock in an amount sufficient to permit the exercise in full of the Representative’s Warrants or (ii) March 6, 2024 and will expire on September 7, 2028.

Common Stock

The Company has authorized 10,000,000 shares of common stock with $0.0001 par value. As of September 30, 2023 and December 31, 2022, 5,702,808 and 362,716 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued 5,340,092 shares of common stock, as summarized below:

Number of Shares
Issuances of common stock in public offerings	4,469,726
Issuance of common stock for Directors' fees	6,985
Issuances of common stock to employees and consultants	2,341
Issuances of common stock for warrant exercises	861,040

Common stock issued during the nine months ended September 30, 2023	5,340,092

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	362,716
Common stock issuances	5,340,092

Shares outstanding at September 30, 2023	5,702,808

Series A Convertible Preferred Stock

As of October 26, 2022, 1,526,183 shares of our preferred stock, par value $0.0001 per share, were designated as Series A Convertible Preferred Stock and issued to Evergreen (the “Preferred Stock”). The Preferred Stock was entitled to a cumulative dividend at a rate of 7.0% per annum, paid in cash on a quarterly basis on the stated value of the Preferred Stock. During the year ended December 31, 2022, all of the shares of Preferred Stock were converted into 50,873 shares of common stock, and no Preferred Stock remains outstanding as of September 30, 2023. During the nine months ended September 30, 2023, the Company paid cash dividends of $3,544 to the holder of the Preferred Stock. Accrued dividends as of September 30, 2023 were nil.

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

During the nine months ended September 30, 2023, the Company recorded time-vesting restricted stock awards to the Company’s non-employee directors as compensation for director fees, with 6,985 shares of common stock underlying the awards in the aggregate. The shares underlying the award will vest on the one-year anniversary of the date of grant.

Shares available for future stock compensation grants totaled 315,227 at September 30, 2023.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2022	125,299	$151.17
Warrants issued in public offerings	5,183,670	$3.06
Warrants exercised	(1,722,080)	$0.91
Outstanding September 30, 2023	3,586,889	$6.68

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

During the nine-month period ended September 30, 2023, total operating lease cost was $218,472, of which $138,192 was associated with short-term leases. During the nine months ended September 30, 2022, total operating lease cost was $172,856, of which $92,576 was associated with short-term leases. As of September 30, 2023 and December 31, 2022, short-term lease liabilities of $58,949 and $92,051 are included in “Accounts Payable and Accrued Expenses” on the condensed consolidated balance sheets, respectively.

The table below presents total operating lease assets and lease liabilities as of September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30,	December 31,
	2023	2022
Operating lease assets	$59	$126
Operating lease liabilities	$59	$126

The table below presents the maturities of operating lease liabilities as of September 30, 2023:

(in thousands)
Operating
Leases
2023 (remaining)	27
2024	36
Total lease payments	63
Less: discount	(4)
Total operating lease liabilities	$59

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

September 30,
2023
Remaining lease term (months)	7
Discount rate	17.5%

NOTE 10 – RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2023, the Company issued promissory notes totaling $175,000 to Michael James, the Company’s chief financial officer and director, which were paid in full at the closing of the February 7, 2023 public offering.

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2022 and 2021, we incurred net losses of $12.5 million and $5.5 million, respectively. For the nine months ended September 30, 2023, we incurred a net loss of $5.9 million. We expect to experience further significant net losses in the foreseeable future. At September 30, 2023, we had cash available for operations of $2.6 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 6, 2023, the Company issued 2,835 shares of common stock to employees upon vesting of previously awarded time-vesting restricted stock units pursuant to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.

On October 24, 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer meets Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until April 22, 2024, in which to regain compliance with the minimum bid price requirement. The notification has no immediate effect on the listing of the common stock on Nasdaq.

On November 6, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and to increase the total authorized shares of the Company’s common stock from 10,000,000 shares to 100,000,000 shares. Following this approval, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware on November 7, 2023 and it became effective on November 10, 2023. The effectiveness of the Certificate of Amendment does not have any effect on the voting power or other rights of stockholders, and it will not have any dilutive effect on the proportionate voting power of existing stockholders unless additional shares are issued.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to regain compliance with the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our financial performance and capital requirements;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	our ability to recruit and retain key employees and management personnel;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
•	the potential lack of liquidity and trading of our securities; and
•	our potential ability to obtain additional financing.

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

RECENT DEVELOPMENTS

Public Offering

On September 8, 2023, we closed on an underwritten public offering of 2,850,726 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $1.10 per share. Each unit was sold at a public offering price of $1.10 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $3.1 million.

Nasdaq Deficiency Notice

On October 24, 2023, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until April 22, 2024, in which to regain compliance with the Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. If we fail to regain compliance with the Bid Price Rule, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. This notification has no immediate effect on the listing of our common stock on Nasdaq.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. On November 6, 2023, we held a special meeting of our stockholders at which our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock in a range of 1-for-5 to 1-for-50, at the discretion of the board of directors (“Reverse Stock Split”).

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenue	$3,289	$2,754
Cost of goods sold	3,277	2,572
Gross Profit	12	182
Selling, general and administrative expenses	2,387	1,928
Loss from operations	(2,375)	(1,746)
Other income / (expense)
Interest expense, net	(57)	(88)
Other income (expense)	1	(235)
Total other income / (expense)	(56)	(323)

NET LOSS	$(2,431)	$(2,069)

Revenue

Revenue was $3.289 million for the three months ended September 30, 2023, compared with $2.754 million for the three months ended September 30, 2022. Revenue increased $535 thousand, or 19.43%, compared with the three months ended September 30, 2022. Compared with the prior period, the herbs, produce and floral revenue increased by $538 thousand or 22.77% while the vitamins and supplements revenue decreased by $3 thousand or 0.77%. The increase in the herbs, produce and floral business represents a net increase in orders received from our existing customer base based on demand from the retail consumer and a slight increase in orders for herbs received from new distribution partners.

Cost of goods sold

Cost of goods sold were $3.277 million for the three months ended September 30, 2023, compared with $2.572 million for the three months ended September 30, 2022. Cost of goods sold increased $705 thousand, or 27.41% compared with the three months ended September 30, 2022. We continued to use contract growers to grow herbs for our customers as we ramped up production in Edible Garden Heartland, which resulted in higher costs of goods sold. Additional labor and materials costs required to grow the products sold into the retail channel also contributed to the increase.

Gross profit

Gross profit was $12 thousand or 0.36% of sales for the three months ended September 30, 2023, compared with $182 thousand or 6.61% of sales for the three months ended September 30, 2022. Gross profit decreased by $170 thousand or 93.41% for the three months ended September 30, 2023. Lower margins for herbs, produce and floral in the current quarter reflect the impact of additional labor and materials incurred at the Edible Garden Heartland facility as production ramps up and retail shrink in floral sales. During the period, we sold through lower margin inventory in vitamins and supplements, which had a negative impact on gross profit.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $2.387 million for the three months ended September 30, 2023, compared with $1.928 million for the three months ended September 30, 2022. SG&A expenses increased by $459 thousand or 23.81%, compared with the three months ended September 30, 2022. Approximately $191 thousand of the increase in SG&A expenses relates to the costs incurred to operate the Edible Garden Heartland facility. The facility was acquired in August 2022 and has been retrofitted to grow and supply our customers in the local region. Shipments began in April 2023. We also increased production of cut herbs at Edible Garden Heartland and our Belvidere, New Jersey facility, for which we purchased equipment intended to increase our efficiency. Depreciation expense also increased by $174 thousand due to the acquisition of Edible Garden Heartland and the purchase of additional trucks.

Loss from operations

Lower gross profit and higher SG&A expenses resulted in a loss from operations of $2.375 million for the three months ended September 30, 2023, compared with $1.746 million for the three months September 30, 2022. The increase in loss from operations was $629 thousand, or 36.03% compared with the three months ended September 30, 2022.

Interest expense

Interest expense was $57 thousand for the three months ended September 30, 2023, versus $88 thousand for the three months ended September 30, 2022. Lower interest expense was related to paying off debt previously outstanding with proceeds from our public offerings. See Note 7 to our financial statements.

Other income / (expense)

The Company recognized $1 thousand of other income during the three months ended September 30, 2023, versus $235 thousand of other expenses in the three months ended September 30, 2022. The Company recognized expense of $235 thousand in the prior period due to recognition of an accrual for a loss contingency related to a lawsuit that has since been settled.

Net loss

Net loss was $2.431 million for the three months ended September 30, 2023, compared with a net loss of $2.069 million for the three months ended September 30, 2022. The reasons for the increase in net loss are explained above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	$9,965	$8,476
Cost of goods sold	9,425	8,183
Gross Profit	540	293
Selling, general and administrative expenses	7,458	6,268
Loss from operations	(6,918)	(5,975)
Other income / (expense)
Interest expense, net	(334)	(1,825)
Gain (loss) from extinguishment of debt	70	(826)
Employee retention credit	1,223	-
Other income / (loss)	1	(825)
Total other income / (expense)	970	(3,476)

NET LOSS	$(5,948)	$(9,451)

Revenue

Revenue was $9.965 million for the nine months ended September 30, 2023, compared with $8.476 million for the nine months ended September 30, 2022. Revenue increased $1.489 million, or 17.57%, compared with the nine months ended September 30, 2022. Compared with the prior period, the herbs, produce and floral revenue increased by $1.227 million or 16.35% while the vitamins and supplements revenue increased by $262 thousand or 26.95%. The increase in the herb, produce and floral business represents a net increase in orders received from our existing customer base based on the demand from the retail consumer and a slight increase in orders for herbs received from new distribution partners. The increase in vitamins and supplements revenue was resulted from an additional SKU ordered by a customer for every store in their chain.

Cost of goods sold

Cost of goods sold were $9.425 million for the nine months ended September 30, 2023, compared with $8.183 million for the nine months ended September 30, 2022. Cost of goods sold increased $1.242 million, or 15.18% compared with the nine months ended September 30, 2022. We continued to use contract growers to grow herbs for our customers as we ramped up production in Edible Garden Heartland, which resulted in higher costs of goods sold due to the increase in revenue.

Gross profit

Gross profit was $540 thousand or 5.42% of sales for the nine months ended September 30, 2023, compared with $293 thousand or 3.46% of sales for the nine months ended September 30, 2022. Gross profit increased by $247 thousand or 2.48% of sales for the nine months ended September 30, 2023 compared to the prior period. Higher margins in the current period reflect the impact of price increases implemented with our customers during the nine months and shipments out of the Edible Garden Heartland facility, partially offset by retail shrink in floral sales.  During the period, we sold through lower margin inventory in vitamins and supplements, which had a negative impact on gross profit.

Selling, general and administrative

SG&A expenses were $7.458 million for the nine months ended September 30, 2023, compared with $6.268 million for the nine months ended September 30, 2022. Selling, general and administrative expenses increased by $1.190 million or 18.99%, compared with the nine months ended September 30, 2022. Approximately $647 thousand of the increase in SG&A expenses relate to the costs incurred to operate the Edible Garden Heartland facility. The facility was acquired in August 2022 and has been retrofitted to grow and supply the customers in the local region. Shipments began in April 2023. We also increased production of cut herbs at Edible Garden Heartland and our Belvidere, New Jersey facility, for which we purchased equipment intended to increase our efficiency. Depreciation expense also increased by $494 thousand due to the acquisition of Edible Garden Heartland and the purchase of additional trucks. Approximately $559 thousand of the increase in SG&A expenses was associated with becoming a public company. Compensation and benefits expense decreased by $838 thousand, due primarily to $500 thousand of one-time bonuses paid to each of our Chief Executive Officer and Chief Financial Officer upon the completion of our initial public offering in 2022.

Loss from operations

Higher SG&A expense relative to the increase in gross profit resulted in a loss from operations of $6.918 million for the nine months ended September 30, 2023, compared with $5.975 million for the nine months September 30, 2022. The increase in loss from operations was $943 thousand, or 15.78% compared with the nine months ended September 30, 2022.

Interest expense

Interest expense was $334 thousand for the nine months ended September 30, 2023, versus $1.825 million for the nine months ended September 30, 2022. Lower interest expense was related to paying off debt previously outstanding with proceeds from our public offerings. See Note 7 to our financial statements.

Gain (Loss) from extinguishment of debt

During the nine months ended September 30, 2023, the Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to Sament Capital Investments (“Sament”). During the nine months ended September 30, 2022, the Company incurred a loss from the extinguishment of debt of $826 thousand due to the modification of the debt issued to Evergreen Capital Management LLC (“Evergreen”). See Note 7 to our financial statements.

Employee retention credit

During the nine months ended September 30, 2023, the Company recognized $1.233 million of income from the Employee Retention Credit. See Note 2 to our financial statements.

Other income / (expense)

The Company recognized $1 thousand of other income during the nine months ended September 30, 2023, versus $825 thousand of other expenses in the nine months ended September 30, 2022. In the prior period, $189 thousand of the loss was from the revaluation of the warrants issued to Evergreen, $401 thousand was due to a leak out provision for stock owned by Evergreen and $235 thousand was due to recognition of an accrual for a loss contingency for a lawsuit that has since been settled.

Net loss

Net loss was $5.948 million for the nine months ended September 30, 2023, compared with a net loss of $9.451 million for the nine months ended September 30, 2022. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $5.948 million during the nine months ended September 30, 2023 and $12.453 million during the twelve months ended December 31, 2022. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

As of September 30, 2023 and December 31, 2022, we had $2.578 million and $110 thousand in cash and cash equivalents available, respectively. During the nine months ended September 30, 2023, we used $6.778 million of cash for operating activities. Unless we are able to reduce the amount of cash we use in operating activities, we will need to raise additional capital through debt or equity financing. As of September 30, 2023 and December 31, 2022, we had working capital of $3.193 million and a working capital deficit of $2.966 million, respectively. As of September 30, 2023 and December 31, 2022, we had $4.539 million and $6.354 million of total debt outstanding, respectively. To resolve our working capital deficit and meet our cash needs, we have implemented cost savings programs in addition to having raised $10.2 million from the sale of securities in February 2023 and $3.1 million in September 2023. In February 2023, we paid off a secured promissory note in the amount of $677 thousand held by Sament and a secured promissory note in the amount of $1.022 million held by Evergreen. See Note 7 to our financial statements. We believe that the remaining offering proceeds will be sufficient to fund our operations through December 2023. We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in part II, Item 1A below and in our Annual Report on Form 10-K, filed with the SEC on March 22, 2023.

Capital Resources

On September 8, 2023, we closed on an underwritten public offering of 2,700,726 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $1.10 per share. Each unit was sold at a public offering price of $1.10 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $3.1 million. After offering expenses, the Company retained approximately $2.8 million in net proceeds. The Company paid additional costs related to the public offering of $103 thousand.

On February 7, 2023, we closed on an underwritten public offering of 1,619,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $6.30 per share. Each unit was sold at a public offering price of $6.30 per unit. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million. After offering expenses, the Company retained approximately $9.4 million in net proceeds. With the net proceeds from the offerings, the Company used approximately $2.166 million to fund our operations, paid off debt of $1.9 million, paid down accounts payable of $497 thousand, acquired inventory of $436 thousand, purchased equipment of $361 thousand, and paid costs relating to the public offering of $140 thousand.

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

For more information on our outstanding debt as of September 30, 2023 and December 31, 2022, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the nine months ended September 30, 2023 and 2022, cash used for operating activities was $6.778 million and $7.540 million, respectively. Cash used for operating activities for the nine months ended September 30, 2023 decreased primarily due to the smaller net loss and higher depreciation expense, offset by lower amortization of debt discount, lower collections of receivables and an increase in payments made to vendors.

Investing activities

During the nine months ended September 30, 2023 and 2022, cash used in investing activities was $800 thousand and $1.813 million, respectively. The decrease in cash used for investing activities was primarily driven by our prior year purchase of Greenleaf Growers Inc.’s assets. Cash used for investing activities during the current year was primarily used to purchase furniture and equipment for the Edible Garden Heartland facility.

Financing activities

During the nine months ended September 30, 2023 and 2022, cash provided by financing activities was $10.046 million and $11.297 million, respectively. The decrease in cash provided by financing activities was primarily driven by completion of the February 2023 and September 2023 offerings, which in total were smaller than the Company’s initial public offering during the first nine months of 2022. The decrease was partially offset by the repayment of indebtedness; the debt paid down in the nine months ended September 30, 2023 was lower than the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of September 30, 2023, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our common stock. The risks described below and in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On October 24, 2023, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet the Bid Price Rule, which requires listed companies to maintain a minimum bid price of at least $1 per share.

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

We cannot assure you that the proposed Reverse Stock Split will increase the price of our common stock.

We expect that the Reverse Stock Split, if effected, will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies of similar size to us is varied, particularly because investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower-priced securities. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance, similar to the prior reverse stock split by the Company. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

The proposed Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

The Reverse Stock Split may decrease the liquidity of our common stock because fewer shares would be outstanding after the Reverse Stock Split. In addition, if the Board implements the Reverse Stock Split, more stockholders may own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or multiples of 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of the common stock as described above.

If the Reverse Stock Split is approved and effected, the resulting per-share market price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the Board believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Stock Split will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

A decline in the market price of our common stock after the Reverse Stock Split is approved and effected may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split.

If the Reverse Stock Split is approved and effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
4.1	Form of Warrant dated September 8, 2023.	8-K	001-41371	September 11, 2023
4.2	Form of Representative’s Warrant dated September 8, 2023.	8-K	001-41371	September 11, 2023
4.3	Warrant Agency Agreement dated as of September 7, 2023 between the Company and Equiniti Trust Company, LLC.	8-K	001-41371	September 11, 2023
10.1	Underwriting Agreement dated September 7, 2023 between the Company and Maxim Group LLC, as representative of the underwriters.	8-K	001-41371	September 11, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 13, 2023

