Form 10-K
period 2023-12-31
Edible Garden AG Inc
filed 2024-04-01
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $3.4 million.

As of March 25, 2024, the registrant had 6,036,397 shares of Common Stock, $0.0001 par value per share, outstanding.

When we use the terms “Edible Garden,” the “Successor,” ”we,” “us,” or “our,” we are referring to Edible Garden AG Incorporated and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “outlook,” “should,” “strategy,” “strive,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	the departure of members of our management team;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our ability to regain compliance with the listing standards of Nasdaq;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
•	the potential lack of liquidity and trading of our securities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report and the documents that we reference and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to our report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

 PART I

Item 1. Business

Overview

Edible Garden is a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs, lettuces and floral products. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of lettuce in the ground, by using a vertical greenhouse, we can grow many towers of lettuce in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

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

Primus annually audits our growing process and entire food safety management system to ensure that our process and products meet the standards established by the GFSI. We value this certification because our customers require purchasing products from producers who are GFSI certified. When we undergo the GFSI audit, Primus audits the following:

•	standard operating procedures and their documentation;
•	food safety testing (biological hazards) by an ISO 17025 accredited lab;
•	water testing by an ISO 17025 accredited lab;
•	quality control processes;
•	personnel health, hygiene and safety;
•	sanitation programs;
•	mock recalls/products on-hold process;
•	internal auditing system for organic, GFSI, non-GMO and HACCP certifications and verifications;
•	records retention;
•	food defense/food fraud;
•	supplier approval program;
•	pest management program; and
•	visual inspection of growing and packing processes.

To maintain our USDA Organic certification, we must submit:

•	our farm and handling plans annually;
•	to an annual inspection and audit of our greenhouse and how we handle aspects of our business;
•	to review of our organic documentation and records retention;
•	to review and testing of our water usage and irrigation systems, harvest and post-harvest processing; and supplier monitoring and control.

In addition, we must:

•	use Organic Materials Review Institute (“OMRI”)-approved inputs, such as fertilizer, pesticides, disease management and media;
•	use organic in-house seedling production;
•	use organic pest management practices;
•	use organic crop management techniques;
•	perform nutritional deficiencies testing;
•	perform microbiological water testing;
•	conserve natural resources and promote biodiversity; and
•	maintain organic integrity (prevent conventional crops from contaminating organic crops).

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

The HACCP principles require that we submit to USDA audits annually. We must also identify the various chemical, physical, and biological hazards that exist in crop production and manage and control those hazards so that they do not contaminate our products or packaging. We must also implement and document critical control points and implement and document corrective actions taken when those critical control points do not adequately control a hazard.

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

Acquisitions

Our strategy for growth includes acquisitions. Our acquisition strategy includes expanding our greenhouse capacity in order to reduce our dependence on contract growers which we believe will benefit our earnings power. Greenhouse expansion also supports our effort to grow local which reduces transportation costs. We also expect to make acquisitions that expand our consumer product offerings that leverage our channels to market.

On August 30, 2022, through our wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Michigan Subsidiary”), we acquired a five-acre greenhouse facility in Grand Rapids, Michigan for $2,886,000. The greenhouse facility is operating as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland fully transitioned to growing our herbs and lettuce products, adding approximately five acres of directly controlled growing capacity to our operations. Additionally, in September 2023 we began shipping fall ornamental products grown in our Edible Garden Heartland facility. We believe the addition of Edible Garden Heartland will contribute to higher gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

In November 2022, we acquired the assets of Pulp, including its line of sustainable gourmet sauces and chili-based products. Pulp’s product lines are certified organic, all-natural, Non-GMO and preservative free. The products include Hungarian wax hot sauce, poblano serrano jalapeno hot sauce, Fresno chili hot sauce, Habanero carrot hot sauce, salsa macha, chili crisp, and chili oil. In addition to selling these products through traditional retail channels, we sell some of these products directly to consumers in the United States through an e-commerce platform.

Products

We currently offer more than 79 stock keeping units (“SKUs”) and expect to further cross sell products across our supermarket partners to meet their demand. These products include:

•	10 types of individually potted, live herbs;
•	37 types of cut single-herb clamshells;
•	4 specialty herb items;
•	butterhead lettuce;
•	6 garden salad kits;
•	wheatgrass;
•	hydro basil;
•	12 vitamin and protein powder products;
•	4 fermented hot sauces;
•	3 chili oil products.

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

More recently we have expanded our product line to include nutraceuticals and other food products as well as vitamins, plant and whey proteins, and other products utilizing next-generation plant ingredients grown and sourced using sustainable methods. Our protein powder is sold under the Vitamin Way brand and is available in chocolate, vanilla, strawberry, and cookies n’ crème flavors, while our Vitamin Way collagen powder is available in chocolate and vanilla. Our Vitamin Way shake product is organic & vegan plant-based, dairy-free and contains 20g of non-GMO, gluten-free, organic pea, brown rice & pumpkin proteins.

In September 2023, we began shipping fall ornamentals grown in our Edible Garden Heartland facility. Our offerings include mums, marigolds and other floral products. These plants were delivered to big-box stores throughout our distribution network.

Customers

Our products are currently sold at over 5,000 supermarket stores and food distributors across the Northeast, Midwest and Mid-Atlantic regions of the country. Some of the supermarkets that sell our products include Walmart, Target, Meijer, Wakefern Food Corporation/ShopRite, King Kullen, D’Agostino’s, Tops Friendly Markets, and H-Mart. We also service a large number of food distributors. This market segment allows us greater penetration with smaller local and regional supermarkets and the food services business.

_______________________

1 “Shelf Life Studies: Herbs,” Windham Packaging, LLC.

In February 2024, we entered into agreements with Meijer to supply and sell products to Meijer until December 2026 (the “Supply Agreements”). Under the Supply Agreements, we will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by Meijer at prices per unit set in advance. Under the Supply Agreements, we and Meijer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take affect after sixty days and any price decrease will be effective immediately. If the we and Meijer are unable to mutually agree on price increases, we will have the power to terminate the Supply Agreements immediately. Under the Supply Agreements, we agreed to fund the installation of fixtures in each of Meijer’s stores to display potted herbs in an aggregate amount estimated to be approximately $800,000. These payments will be made as a weekly deduction from our receivables from Meijer. The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but may be terminated by Meijer without cause upon sixty days’ prior notice.

Other than the Supply Agreements, we sell products to our customers on a purchase order basis, with no spend or purchase commitments, in the ordinary course of business. We and our customers enter into purchase orders on a daily basis. Other than purchase orders relating to the Supply Agreements, no purchase order has exceeded 2.0% of our revenue for the particular quarter in which the products were delivered to the customer.

Since inception, a few of our customers constitute a majority of our total revenue. For example, during the year ended December 31, 2023, we earned approximately 83.1% of our revenue from five customers (44.4% of which was attributed to sales made to one customer), and at December 31, 2023 approximately 80.4% of our gross outstanding trade receivables were attributed to four customers (41.1% of which was due from one customer). While we value our strong relationship with these major customers, we face the risk of losing a significant source of revenue if our major customers do not continue to purchase our products. If that were to occur and we were unable to replace the revenue by selling our products to additional customers, our ability to earn revenue would be significantly negatively impacted. Part of our growth strategy is to reduce this customer concentration by expanding our production capacity, which would allow us to sell our products to more supermarket partners.

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

Potential Growing Capacity

Consistent year round growing that adheres to our stringent sustainability protocols occurs in greenhouse locations in Indiana, New Jersey, Michigan, and Wisconsin. The combination of: (1) our 5-acre, 200,000 square ft., flagship greenhouse location in Belvidere, NJ (“Flagship Facility”); (2) our 5-acre, 200,000 square ft., Heartland Facility in Grand Rapids, Michigan (“Edible Garden Heartland”); and (3) over 480,000 square feet of available growing capacity in contracted greenhouse space from contract growers, enables us to use standardized methods and a suite of proprietary technology innovations to operate these hydroponic greenhouses and deliver consistent, fresh produce. Although we have access to this growing capacity at our contracted greenhouses, we do not use all of this capacity at any one time. We work with the contract growers to have products grown in locations that are near our customers, and because of changes in customer demand or the ability of the contract grower to meet the terms of our purchase orders, the locations where our products are grown change over time. We believe we have sufficient potential growing capacity with contract growers, at Edible Garden Heartland and at our Flagship Facility to supply products to our existing customers.

Since January 1, 2023, we have grown or purchased products grown in the following locations and with the following potential growing capacity:

Location	Growing capacity	Operated by
Flagship Facility (Belvidere, New Jersey)	5 acres	Edible Garden
Edible Garden Heartland (Grand Rapids, Michigan)	5 acres	Edible Garden
Francesville, Indiana	3 acres	Contract grower
Grand Rapids, Michigan	6 acres	Contract grower
Hixton, Wisconsin	3 acres	Contract grower

Order Process

We rely on long-term relationships with contract growers to grow our herbs and produce but have no formal long-term contracts with these growers. We classify our relationships with growers as “long term” because of the length of the personal working relationship between members of our management team and the growers. In some cases, these relationships began more than five years ago. While the personal relationships are long term, we typically do not have formal written contracts with these growers. Instead, we and the growers use purchase orders to transact business. Our growing relationships require our produce to be grown in strict accordance with our proprietary growing process and to our specifications, but otherwise leaves control over the growing process to the contract growers.

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

If the contract grower has not grown enough of a specific product to fulfill a purchase order, we attempt to supplement the order with products from other growers, Edible Garden Heartland or the Flagship Facility to meet the customer’s order. We only pay the contract grower for the number of products we purchase from them. If we are unable to meet the customer’s order, the customer typically finds another source of the product, which may harm our reputation with the customer but does not result in us incurring costs for the order.

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

We are currently party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we made lease payments of approximately $21,860 and $21,860 per month during the years ended December 31, 2023 and 2022, respectively, to the lessor of the land on which our Flagship Facility is built, Whitetown Realty, LLC (the “Landlord”), and for which our predecessor company is the lessee. We effectively rent the property on a month-to-month basis with no set term. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord. We have been operating under this arrangement with the lessor for more than one year and do not expect to lose access to the property. We believe we will be able to continue operating the property because our operations and monthly payments benefit the current lessee, our predecessor company, and Landlord. Our predecessor company benefits from our effective assumption of the lease, because we are making lease payments that the predecessor company would otherwise be obligated to pay. From the Landlord’s perspective, it has been receiving consistent lease payments from an operator of the property since at least 2015 and from us for over three years, and some of the same individuals that worked for our predecessor company at the New Jersey facility continue to work at the facility as Edible Garden employees. If the Landlord did not assign the current lease or renegotiate a new lease with us, the Landlord would have to find another suitable tenant for the facility, which could result in additional costs to the Landlord or the risk of holding a vacant property.

Construction began on the packhouse at the New Jersey facility prior to our inception. Under the terms of the lease between our predecessor company and the Landlord, our predecessor company paid to build a foundation and construct the prefabricated building for the packhouse. Although the packhouse building is standing, it requires utilities and other improvements before we can use the building for our business. We anticipate investing approximately $1.1 million in capital expenditures to add paving and utilities such as HVAC, electrical service, septic system, and a well to complete the packhouse. To date, we have paid $272 thousand towards the construction of the packhouse. The Landlord is aware of the construction of the packhouse. We do not anticipate construction on the packhouse will impact our ability to operate the property.

We source the raw materials for production from multiple suppliers, including Ball Horticulture, Brandt Box and Paper, Griffin Supplies, Summit Plastics and Sun Gro Horticulture, and expect that those supplies will continue to be available for our use.

Heartland Facility in Grand Rapids, Michigan

On August 30, 2022, through the Michigan Subsidiary, we acquired a five-acre greenhouse facility in Grand Rapids, Michigan, which operates as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland transitioned to growing our herbs and lettuce products, adding five acres of directly controlled growing capacity to our operations. In addition to these products, in September 2023 we began shipping fall ornamental floral products grown at Edible Garden Heartland through our existing distribution network. We believe the addition of Edible Garden Heartland will contribute to higher gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

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

Our growing and distribution plans are designed to get our locally grown products to our retail partners and consumers as soon as possible after harvest. We want to make sure that our products arrive as fresh, undegraded and nutrient rich as when they were harvested. In order for us to meet this objective we strive to deliver our products to market in no less than 24 hours from when they are picked. We currently rely on our own fleet delivery vehicles, as well as other independent shipping operators. We continue to assess our footprint and optimize our logistics and shipping fleet. We plan on shifting our mix of vehicles towards more energy efficient vehicles. In addition, we are working with key customers to minimize our exposure to shipping costs by leveraging backhaul opportunities. Our greenhouse farms have to be strategically located in order for us to deliver on this objective.

We hold our transportation-related assets and manage the distribution of our products through our wholly-owned subsidiary, EG Transportation, LLC. This entity owns and leases the delivery vehicles we use to distribute products and holds the liability insurance needed for the transportation aspects of our business. As of December 31, 2023, we have 14 delivery vehicles and less than 10 drivers.

Competition

The U.S. fruits and vegetable markets are highly competitive. Our main competitors are Gotham Greens, Bright Farms, Bowery Farms and Plenty. Many of these companies may have significantly greater financial, technical, marketing and distribution resources, as well as greater experience in the industry than we have. Our services may not be competitive with their services. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. However, we believe the following elements will give us a competitive advantage in the rapidly growing CEA category:

Customer Relationships and Brand. Our herbs and lettuce product portfolio is sold through our supermarket partners including Walmart, Target, Meijer, Wakefern Food Corporation/ShopRite King Kullen, D’Agostino’s, Tops, H-Mart, and food distributors. These key partners make up the majority of our revenue. We believe that we will continue capture more opportunities with these partners as we expand our business and product offering. We also utilize an efficient marketing mix of social media, in-store signage and premium shelf positioning to drive consumer awareness and reinforce purchases. In addition, we utilize our patented Self-Watering Displays to drive awareness and deliver superior products to our customers consistent with our Zero-Waste Inspired® mission.

Value Proposition. We are part of repositioning the way food is grown, packaged and distributed. We believe this is the next generation of farming that is good for people and our planet. We believe scaling our grow operations in a fully controlled environment will result in a higher optimization on yields together with freshness, taste and texture. In addition, our proposition focuses on intelligent, common-sense approach to growing more with less resources. Our Zero Waste Inspired approach is in everything we do - from innovative recyclable packaging across our product portfolio and enterprise, using less water, electricity and land, integrated pest management and less road miles. Simply Local Simply Fresh delivers all of this together with our local farming partners with an accessible, traceable, organic product at a competitive price.

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

Industry Overview

Traditional Outdoor Agriculture. The traditional agriculture industry in the United States consists primarily of field crop farms. According to the USDA, the United States had more than 255 million planted acres of farmland in December of 2023. Over the last few decades the acreage has shifted and consolidated to larger and larger farms. Today, large-scale family farms make up just 3 percent of farms in the United States and 42 percent of overall production. Production of produce is also regionalized. The American Farm Bureau Foundation reports that Monterey County in California, home of Salinas Valley, supplies 61% of all leaf lettuce and 56% of head lettuce in the United States.

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

Traditional Greenhouse Operators and Controlled Environment Agriculture (CEA). CEA has gained market share in recent decades as an alternative source of food production. This consists of both greenhouse operating companies and more high-tech greenhouses selling to retailers and grocery stores throughout the country. Despite growth in select crops, greenhouses have not been able to take meaningful market share from traditional field farms in the United States or in the leafy greens market until now. This is a function of shifting consumer trends together with the realization that the planet has finite natural resources. Overall consumer behavior is shifting away from commoditized produce as they associate consumer branded produce as sustainable, safe, and organic all year long that is good for them and the social fabric of our planet. That’s why we believe as a market innovator we can continue to capture market share and brand awareness.

Growth Strategy

We are at an important point as we are operating at a commercially viable scale and ready for the next level of growth with additional greenhouses, processing and finished goods capabilities. Our business plan is to develop, own and operate commercial greenhouses across North America through a combination of organic and acquisitive growth. Presently and in the near term our greenhouse operations will continue to grow herbs and lettuces in conjunction with developing finished goods/consumer products that communicate our brand promise. This combination of growing know-how to inform finished goods with more shelf stability should lead us to additional market penetration while benefiting from expected margin expansion. Additionally, we expect to scale our business by building or acquiring a portfolio of new, fully scaled commercial greenhouses across the Northeast, Midwest, Mid-Atlantic, South and Southwest. We plan to locate farms with easy access to distribution centers and major population demographic centers and to sell products into established supermarkets partners and distributors. We expect these full-scale commercial greenhouses to have more production capacity than our current facilities and contract growers and to benefit from economies of scale. We believe this fledgling industry is at an early stage of consolidation and we have the opportunity with our strong channels to market, retailing expertise and technology in CEA to be a leader in this space.

Site selection for future facilities is based on a detailed methodology that weighs factors we believe to be indicative of farm unit economics, operational reliability and market accessibility, among other criteria. Examples include customer access and market depth within a 300-mile radius; the availability, reliability and cost of electricity; construction costs, speed to build, site infrastructure and permitting; and the availability of local labor.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect our proprietary rights, which are primarily our inventions, brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks, has two pending patent applications, and three issued patents in the United States. The issued patents include claims related to greenhouse management software and systems (GreenThumb) and are expected to remain in force until November 2040, provided that all required maintenance fees are paid. One of the two pending patent applications is a recently filed continuation patent application related to greenhouse management software and systems. If this pending patent is granted, it would remain in force until at least November 2040, provided that all required maintenance fees are paid. The other pending patent application is related to automatically watering display stands for herbs and other vegetation. Should this pending patent application be granted, the design patent will remain in force until February 2035, provided that all required maintenance fees are paid for the utility patent.

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

Environment: We operate our CEA greenhouse facilities with the goal of being a good steward of nature. With our closed loop systems, we recapture and recycle water into our growing process. We use integrated pest management instead of traditional pesticides in our Flagship Facility, Edible Garden Heartland and all contracted grow facilities. In vertical greenhouses, we are able to grow more herbs and lettuce per square foot than legacy farms. Our GreenThumb software allows us to be more efficient in our packing and shipping process with the goal of reducing excess emission of greenhouse gases and carbon that would result from more trucks transporting our products. The packaging we use is intended to reduce food spoilage and food waste while utilizing bio-based materials, leading to a reduction of plastics in the packaging. In the future, we intend for our greenhouses to take advantage of areas with renewable energy alternatives such as solar, wind, and hydro together with suppliers that support greenhouse gas-free electricity generation, when available. We plan to continue to deliver innovation in the products we use for our packaging and potting, further eliminating plastics from our products with recycled, biodegradable packaging. We continually try to find partners who share our vision and commitment to sustainability. Although we ultimately rely on our partners to maximize their efficiencies, we drive reductions in overall carbon emissions and food miles by growing and delivering from facilities that are as close to our supermarket partners’ distribution centers as possible. We are working to help those partners who are not currently pursuing sustainability goals to move in that direction by raising awareness and providing information and guidance.

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

Social - Community: We will prioritize underserved communities whether urban or rural where our facilities are located. As a company we will continue to develop our corporate mission of giving back to these communities. For example, we give back to our local communities by making charitable contributions to food banks, school systems, community anti-hunger and social reintegration programs. We also partner with Abilities of Northwest Jersey Inc. to offer training in production and manufacturing at our Belvidere, New Jersey, greenhouse for individuals with disabilities, and we were named the Employer of the Year for 2020 by Abilities of Northwest Jersey. These initiatives aim to provide better economic and social results for these underserved communities. Our strategy will be to partner with both local, state and federal programs to help identify investment zones or redevelopment areas that would benefit from one of our greenhouse facilities in their community because of the expected local economic development and employment that would be associated with a new facility. We expect that each of our facilities will employ approximately 35-40 employees in these communities. We plan to consider underserved communities in all our future site selection process.

Governance: Edible Garden looks at diversity as a competitive advantage and strives to be fully supportive of diversity endeavors at all levels of the company. This alignment and focus will aid us in steering our long-term corporate actions in the right direction. Our goal is to build diversity across the whole enterprise with specific focus on the management team and Board of Directors (the “Board”). Our nominating and governance committee is responsible for overseeing these fundamental areas.

2023 Sustainability, Waste Reduction and Carbon Emission Avoidance

The following measures demonstrate Edible Garden’s ongoing commitment to sustainability, waste reduction and carbon neutrality for 2023:

•	54 passenger car emissions were avoided by co-loading orders and backhauling supplies.

•	Reduced our overall fuel demand by 10,200 gallons of diesel fuel by route optimization.

•	Conserved 850 barrels of crude oil by route optimization.

•	67 metric tons of virgin corrugate materials were avoided by eliminating the carrier in our hydro basil cases.

•	Recycled 34 metric tons of mixed recyclables including corrugate, plastic, and glass by maintaining our recycling program.

•	Avoided 78 tons of food waste by packing larger crops in taller boxes and by making food donations to local programs like Food Shed Alliance.

•	Saved 1,000,000 gallons of water used by recirculating water systems and capturing run-off.

Total estimated emissions avoided in 2023: 115,574 metric tons of CO2.

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

Corporate History and Structure

Our business is a successor business of a subsidiary of Terra Tech Corp. (previously known as Unrivaled Brands, Inc., now known as Blum Holdings, Inc.) (“Terra Tech”). We purchased substantially all of the assets of Edible Garden Corp., a subsidiary of Terra Tech, from Terra Tech as of March 30, 2020. Our company was incorporated on March 28, 2020 in the State of Wyoming as Edible Garden Inc. We subsequently changed our name to Edible Garden AG Incorporated on July 20, 2020, and we effected a stock split of 20 for 1 as of October 14, 2020. Effective July 7, 2021, our parent company, Edible Garden Holdings Inc., merged with and into us with us as the surviving entity. We converted into a Delaware corporation effective July 12, 2021. On September 8, 2021, we effected an additional forward stock split of 20 for 1. On January 26, 2023, we effected a reverse stock split of 1 for 30. As of December 31, 2023, we had 124 employees, of which 116 were full-time employees.

Our principal address is 283 County Road 519, Belvidere, NJ 07823. Our telephone number is (908) 750-3953. We maintain a website at ediblegardenag.com. The information contained on our website is not, and should not be interpreted to be, incorporated into this Annual Report on Form 10-K. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have incurred significant losses since our inception. We experienced net losses of approximately $10.2 million and $12.5 million for the years ended December 31, 2023 and 2022, respectively. We expect our capital expenses and operational expenses to increase in the future due to increased sales and marketing expenses, operational costs, packhouse construction costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the relationship. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

We will need to obtain additional financing to fund our operations, which may not be available on favorable terms, if at all, and if we are unable to obtain such financing, we may be unable to operate and continue our business.

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the second quarter of 2024 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $8.5 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively.

We cannot be certain that we will be able to obtain financing on favorable terms, if at all, and any financings could result in additional dilution to holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and you may lose some or all of your investment. Our inability to obtain additional funding when needed could seriously harm our business or make it impossible for us to continue to operate our business.

Our business may be adversely affected by the departure of members of our management team.

Our success depends, in large part, on the continued contributions of our executives. Effective January 25, 2024, our Chief Financial Officer retired from all of his roles with us. There is no assurance that we will be able to identify, attract or hire another permanent Chief Financial Officer in a timely manner. Although we have additional personnel that contribute to our business, Mr. James’ departure could materially adversely affect our ability to implement our business strategy, operate our day-to-day business, respond to the rapidly changing market conditions in which we operate, raise additional capital, develop our system of internal control over financial reporting and timely file our required reports with the SEC. Although we have an employment agreement with our Chief Executive Officer, James Kras, we cannot assure you that he will remain with us for any specified period. The loss of Mr. Kras would harm our ability to implement our business strategy and operate our day-to-day business. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. Mr. James’ departure and difficulty integrating new executives could limit our ability to successfully execute our business strategy and could have a material adverse effect on our business, results of operations and financial condition.

Changes to estimates related to our property, equipment and leasehold improvements that are lower than our current estimates have in the past and may in the future cause us to incur impairment charges on certain assets, which may adversely affect our results of operations.

In accordance with accounting guidance, we estimated the value of the equipment and leasehold improvements that we acquired from our predecessor at the time of acquisition, and management is required to analyze whether impairment may exist for our assets. When impairment triggers are deemed to exist for assets, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, our reported operating results would be adversely affected.

In light of the Company’s current and historical negative cash flows, management reviewed the equipment and leasehold improvements acquired from the predecessor for impairment, and concluded the future cash flows generated from these assets will not be sufficient to recover their total carrying amount of approximately $762 thousand as of December 31, 2023. As a result of the analysis performed, an impairment charge of $685,967, equal to the difference between the book value of the assets and the estimated salvage value was recorded during the year ended December 31, 2023. Accordingly, ,our net loss was greater than it would have been in the absence of the impairment charge.

We currently operate our Flagship Facility pursuant to an informal arrangement with our predecessor and the lessor of the land instead of a lease.

We currently do not have a formal lease to the land on which our Flagship Facility, in Belvidere, New Jersey, is built. We are currently party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we make lease payments of approximately $21,860 per month to the Landlord, and for which our predecessor company is the lessee. We effectively rent the property on a month-to-month basis with no set term. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord. Accordingly, we are subject to the risk that we will lose access to the property if the lessor were to evict us from the facility and property. If we were unable to access the property and continue operations in Belvidere, New Jersey, we may:

•	lose the ability to continue growing as great a quantity of herbs and lettuce;
•	incur costs in locating and leasing or purchasing a substitute for the Flagship Facility;
•	incur costs in purchasing new equipment or improving equipment at a new leased facility;
•	incur increased costs in filling purchase orders from our customers from contract growers;
•	lose access to the skilled employees that operate the Flagship Facility, if we were to relocate those operations;
•	risk our earned reputation with customers if there is a disruption in our business; and
•	harm our reputation in our community.

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

During the year ended December 31, 2023, 83.1% of our total revenue was attributed to five customers (44.4% of which was attributed to sales to one customer). During the year ended December 31, 2022, 76% of our total revenue was attributed to three customers. At December 31, 2023, approximately 80.4% of our gross outstanding trade receivables were attributed to four customers (41.1% of which was due from one customer). As of December 31, 2022, approximately 68.0% of our gross outstanding trade receivables were attributed to three customers. These customers generally do not enter into long-term contracts. Although we entered into the Supply Agreements, which provide for a three-year term, Meijer may terminate the Supply Agreements without cause upon 60 days’ notice. We face risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenue and results of operations. If these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

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

Our relationships with customers and suppliers are primarily based on purchase orders rather than long-term purchase commitments.

We are subject to uncertainty because our relationships with customers and suppliers are primarily based on purchase orders rather than long-term purchase commitments, such as the Supply Agreements. Our produce is grown at facilities we own or control in Michigan and New Jersey and at third-party locations by contract growers. Based on forecasts derived from our GreenThumb software, to ensure availability of products, we or our contract growers start sowing products in advance of receiving purchase orders for those products. Inaccuracies in our forecasts of customer demand and product mix could negatively affect our ability to supply product to our customers and consequently, our operating results. Our customers can cancel purchase orders or defer the shipments of our products under certain circumstances with little or no advance notice to us. If we grow more products than we are able to sell to our customers, we will incur losses and our results of operations and financial condition will be harmed. If we or the contract grower have not grown enough of a specific product to fulfill a purchase order, our customers typically find another source of the product and we do not incur any additional costs. However, if we are unable to fill orders over time, we may harm our reputation with the customer and may be unable to maintain our relationship with the customer. Similarly, we may terminate the purchase orders we submit to contract growers at any time and for any reason, but if we do so, we risk jeopardizing the relationship with the contract grower and they may be less likely to accept purchase orders we submit, which would limit the potential growing capacity we can access and may limit our ability to supply products to our customers.

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

The promissory note initially issued to Sament Capital Investments, Inc. and later assigned to third parties (the “Sament Note”) is secured by a security interest in all of our assets located at the New Jersey Facility, and the promissory note issued to the seller of Edible Garden Heartland (the “Michigan Note”) is secured by a mortgage on Edible Garden Heartland and a security interest in the assets at Edible Garden Heartland. In addition, the balance under the Standard Merchant Cash Advance Agreement (the “Advance Agreement”) with Cedar Advance LLC (“Cedar”) is collateralized by our cash and receivable accounts. If we were to default on our obligations under these loans and arrangements, the counterparties would have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

We have material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As of December 31, 2023, we did not maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small company with few employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. In addition, we have a material weakness in our internal control over financial reporting because we lack maintenance of appropriate documentation to support our internal controls and we have insufficiently reviewed reports identifying user entity controls.

If we are unable to remediate the identified material weaknesses or further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected. Further, if we are unable to conclude that our internal control over financial reporting is effective, or, if and when required, our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements, the market price of our common stock could be adversely affected, our common stock could become subject to delisting and we could become subject to litigation or investigations by the stock exchange or exchanges on which our securities are listed, the SEC or other regulatory authorities, any of which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of financial statements for prior periods.

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

Our business is not diversified and consists primarily of growing, shipping and selling fresh herbs and lettuce, along with plant-based protein and a line of gourmet sauces and chili-based products. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to anticipate shifts in consumers’ tastes and preferences. Any future shifts in consumer preferences away from the consumption of these products would also have a material adverse effect on our results of operations. Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions as may be affected by geopolitical events, political instability, trade restrictions, unseasonable weather, pandemics and other public health emergencies, as well as other factors that are outside of our control. Discretionary purchases may decline during recessionary periods or at other times when disposable income is lower, such as during highly inflationary periods. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

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

Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know‑how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In addition, our two pending patent applications may not be granted. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed. Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which could adversely affect our operating results.

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

In addition, general public perceptions regarding the quality, safety, or health risks associated with particular food products could reduce demand for some of our products. Food safety warnings, advisories, notices, and recalls, such as those administered by the FDA, the Center for Disease Control and Prevention, and other federal/state government agencies, could also reduce demand. To the extent that consumers evolve away from products that we produce for health, food safety or other reasons, and we are unable to modify the product or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

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

In addition, the Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of the December 31, 2023, our stockholders’ equity was below $2.5 million, and we had not achieved the net income standard to date. As of March 25, 2024, based on the price of our common stock, we also do not meet the market value standard required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

We cannot assure you that the Reverse Stock Split will increase the price of our common stock.

We held a special meeting of our stockholders at which our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our common stock in a range of 1-for-5 to 1-for-50, at the discretion of the Board (the “Reverse Stock Split”). We may need to effect the Reverse Stock Split to regain compliance with the Bid Price Rule. We expect that the Reverse Stock Split, if effected, will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies of similar size to us is varied, particularly because investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower-priced securities. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance, similar to our prior reverse stock split. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

The Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

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

If the Reverse Stock Split is effected, the resulting per-share market price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

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

A decline in the market price of our common stock after the Reverse Stock Split is effected may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split.

                If the Reverse Stock Split is approved and effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (4) an extended transition period for complying with new or revised accounting standards applicable to public companies. Additionally, we may take advantage of certain reduced disclosure obligations as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

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

Our certificate of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. For example, our certificate of incorporation authorizes our Board, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. In addition, provisions of certain of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

Uncertain global economic conditions could adversely affect our business. Negative global and national economic trends, such as decreased consumer and business spending, high inflation, changing interest rates, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenue, profitability and cash flow. Unfavorable economic conditions may negatively affect demand for our products.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed for importing goods from China has significantly increased. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation or regulatory actions may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, food safety, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. In addition, we may be subject to regulatory actions. For example, all Employee Retention Credit (“ERC”) claims, which can be made in a variety of circumstances with varying degrees of subjectivity and without clear authoritative guidance, are subject to inspection and reversal by the Internal Revenue Service (“IRS”). Although we received approximately $865 thousand in ERC funds during the year ended December 31, 2023, we have received no formal determination regarding our claims for the ERC. If we were found to be ineligible for the ERC, the IRS could reverse the ERC credits and charge a penalty and interest on the funds we received. There can be no assurance that we will be able to retain the ERC funds we have received to date. The cost to defend any litigation or regulatory action may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more time-consuming and costly than if we were a private company. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage year-over-year. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers. The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we will be required to pay all amounts owed to any creditors before distributing any assets to holders of our capital stock. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our capital stockholders, in which case our stockholders could lose their entire investment.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cyber Security Governance

Oversight of cybersecurity infrastructure is managed by members of our management team, including our Chief Executive Officer and Chief Data Officer. Management works in tandem with a third-party service provider (the “Service Provider”). The Service Provider routinely reviews and updates our antivirus and antimalware software, monitors our intrusion detection system and intrusion protection system and reviews and cleans our corporate email system. Other than engaging the Service Provider prior to our initial public offering, given our overall risk profile, the Board has had limited involvement with our cybersecurity risk management. The management team, with support from the Service Provider, would raise any significant cybersecurity risks with the Board.

Risk Management and Strategy

We believe we have implemented processes that are designed to effectively manage risks from cybersecurity threats. Through our Service Provider, we have established an Incident Response Plan (the “IRP”). The IRP lays out our guidelines for responding to and handling cyber incidents. The IRP helps to ensure a quick and organized response in the event of a cyber incident and helps ensure all necessary members of management are informed so action can be taken as soon as possible. Under the IRP, once a cyber incident is identified, a response team will review the details of the cyber incident, inform management and work to secure our systems and fix the vulnerability. An investigation will be conducted, with the assistance of the Service Provider if needed, to determine the root cause of the cyber incident, the materiality of the cyber incident, and any disclosure or legal obligations that will stem from the cyber incident.

We have not been the victim of a cyber incident in the past but may be the subject of cyber incidents in the future. See Item 1A, Risk Factors for more information about the risk posed to us by cybersecurity threats.

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

We operate our Flagship Facility, a 5-acre greenhouse location in Belvidere, New Jersey, and effectively rent the Flagship Facility on a month-to-month basis. We currently do not have a formal lease to the land on which our Flagship Facility is built. We are party to an ongoing, informal arrangement with our predecessor company, Edible Garden Corp., whereby we make lease payments of approximately $21,860 per month to the Landlord, and for which our predecessor company is the lessee. We do not have a lease in place directly with the lessor of the property that gives us the right to operate the property, and there is no written agreement between us and our predecessor company or us and the Landlord describing this arrangement. We have not entered into a sub-lease or assignment of the agreement between our predecessor company and the Landlord, and we are not a party to or a beneficiary of the original lease between our predecessor company and the Landlord.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 (the “common stock”), is listed on the Nasdaq Capital Market under the symbol “EDBL”. As of March 25, 2024, we had 1,618 stockholders of record. The actual number of stockholders is considerably greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please refer to the discussion of our business contained in Part I, Item 1 of this Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

OVERVIEW

We are a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs, lettuces and floral products. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of lettuce in the ground, by using a vertical greenhouse, we can grow many towers of lettuce in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

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

RECENT DEVELOPMENTS

Departure of Chief Financial Officer; Appointment of Interim Chief Financial Officer

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. The Company agreed to grant Mr. James a restricted stock award with a fair value equal to $25,000 as of the trading day after the date the Company files its Annual Report on Form 10-K for the year ended December 31, 2023. Under the Separation Agreement, Mr. James provided a general release of claims in favor of the Company and its affiliates, subject to customary exceptions. Effective January 25, 2024, the Board appointed Kostas Dafoulas to serve as the Company’s interim Chief Financial Officer following the retirement of Mr. James.

Equity Distribution Agreement

On February 6, 2024, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares (the “Shares”) of common stock through the Agent in an at-the-market offering for an aggregate offering price of up to $1,146,893. Under the terms of the EDA, the Agent may sell the Shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the EDA will terminate upon the earliest of (i) February 6, 2025, (ii) the sale of all Shares provided for in the EDA, and (iii) the termination of the EDA by written notice of the Company or the Agent. To date, the Company has received net proceeds of $122,118 from the sale of common stock under the EDA after deducting the Agent’s commission of 3.5% of the gross proceeds and other offering expenses.

Supply Agreements

On February 8, 2024, the Company and Meijer Distribution, Inc. (“Buyer”) entered into two agreements pursuant to which the Company will supply and sell products to Buyer until December 2026 (the “Supply Agreements”). Under the Supply Agreements, the Company will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by the Buyer at prices per unit set in advance. Under the Supply Agreements, the Company and the Buyer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take affect after sixty days and any price decrease will be effective immediately. If the Company and the Buyer are unable to mutually agree on price increases, the Company will have the power to terminate the Supply Agreements immediately.

Under the Supply Agreements, the Company agreed to fund the installation of fixtures in each of the Buyer’s stores to display potted herbs in an aggregate amount estimated to be approximately $800,000. These payments will be made as a weekly deduction from the Company’s receivables from the Buyer. The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but may be terminated by the Buyer without cause upon sixty days’ prior notice.

Sale of Accounts Receivable

On March 14, 2024, the Company entered into the Advance Agreement with Cedar, pursuant to which the Company agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. Weekly, the Company is required to pay Cedar 25.0% of all funds collected from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $53,250 of funds from Edible Garden’s bank account until such time a reconciliation is provided calculating the 25.0% of collections owed to Cedar, until such time the total balance of $1,491,000 is repaid. The Advance Agreement is collateralized by the Company’s cash and receivable accounts.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return.  The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  At December 31, 2023 and December 31, 2022, such net operating losses were offset entirely by a valuation allowance.

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

 RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$14,049	$11,552
Cost of goods sold	13,227	11,188
Gross Profit	822	364
Selling, general and administrative expenses	10,009	9,368
Impairment loss	686	-
Loss from operations	(9,873)	(9,004)
Other income / (expense)
Interest expense, net	(390)	(2,033)
Gain / (Loss) from extinguishment of debt	70	(826)
Other income / (loss)	5	(590)
Total other income (expense)	(315)	(3,449)
NET LOSS	$(10,188)	$(12,453)

Revenue

Revenue was $14.049 million for the year ended December 31, 2023, an increase of $2.497 million, or 21.62%, compared with $11.552 million for the year ended December 31, 2022. The increase was attributed to an increase of $2.17 million in sales of our herb, produce and floral products, driven by a mix of organic growth and new customers. Additionally, sales of our vitamins and supplements increased $324 thousand during the year ended December 31, 2023, driven by consumer demand.

Cost of goods sold

Cost of goods sold increased $2.039 million, or 18.22% to $13.227 million for the year ended December 31, 2023, compared with $11.188 million for the year ended December 31, 2022. The increase was primarily due to $2.59 million of higher costs for operating the Edible Heartland facility, which transitioned to growing our herbs and lettuce products during 2023. Additionally, we incurred an additional $70 thousand of fuel and automobile expenses, $42 thousand of additional labor costs, and $35 thousand of additional cost related to our Pulp brand products, which we began selling during 2023. These increases were offset by a decline of $264 thousand of costs for supplies and raw materials for our Edible Garden flagship facility and a $377 thousand decrease in freight and shipping costs.

Gross profit

Gross profit increased by $458 thousand, or 125.82%, to $822 thousand, or 5.85% of sales, for the year ended December 31, 2023, compared with $364 thousand, or 3.15% of sales, for the year ended December 31, 2022. Improvement in margins was primarily attributed to less reliance on contract growers in 2023 versus 2022.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased by $641 thousand, or 6.84%, to $10.009 million for the year ended December 31, 2023, compared with $9.368 million for the year ended December 31, 2022. The increase was driven by $868 thousand of additional costs incurred to operate the Edible Garden Heartland facility, comprised primarily of $362 thousand for compensation and benefits, $194 thousand for utilities and facility maintenance, $177 thousand for equipment and vehicle repairs and maintenance, and $80 thousand paid for property taxes.

Additionally, during the year ended December 31, 2023, we incurred $530 thousand of additional depreciation and amortization expenses, a $100 thousand increase in offering expenses, $150 thousand increase for public relations, $110 thousand of additional proxy expenses and $100 thousand of additional transfer agent expenses. We also saw an increase of $206 thousand of expense for license fees, insurance and taxes. These increases were offset by a decrease of $1.28 million of compensation (including stock compensation), benefits and professional fees, which was primarily driven by $1.0 million of bonuses paid during 2022 upon completion of our initial public offering. Additionally, repair and maintenance expenses and facility-related expenses for our Flagship Facility decreased $125 thousand and $29 thousand respectively.

Impairment Loss

During the year ended December 31, 2023, management completed an impairment analysis and recorded an impairment loss of $686 thousand for certain fixed assets acquired from our predecessor company, Edible Garden Corp. This loss reflects the difference between the previous book value of the assets and the estimated salvage value. See Note 5 to our financial statements.

Loss from operations

Higher gross profit, offset by higher SG&A costs resulted in an overall increase in loss from operations of $869 thousand to $9.873 million for the year ended December 31, 2023, compared with $9.004 million for the year ended December 31, 2022.

Interest expense

Interest expense was $390 thousand for the year ended December 31, 2023, versus $2.033 million for the year ended December 31, 2022. Lower interest expense was related to paying off debt previously outstanding with proceeds from our public offerings. See Note 8 to our financial statements.

Loss from extinguishment of debt

During the year ended December 31, 2023, the Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to Sament Capital Investments (“Sament”). During the year ended December 31, 2022, the Company incurred a loss from the extinguishment of debt of $826 thousand due to the modification of the debt issued to Evergreen Capital Management LLC (“Evergreen”). See Note 8 to our financial statements.

Other income (expense)

Other income was $5 thousand for the year ended December 31, 2023, compared with other expense of $590 thousand for the year ended December 31, 2022. In the prior period, $189 thousand of expense was due to the revaluation of certain warrants issued to Evergreen, $401 thousand was due to a leak out provision for stock owned by Evergreen and $235 thousand was due to recognition of an accrual for a loss contingency for a lawsuit that has since been settled. These charges did not recur in the year ended December 31, 2023.

Net loss

Net loss was $10.188 million for the year ended December 31, 2023, compared with a net loss of $12.453 million for the year ended December 31, 2022. The reasons for the decrease in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $10.188 million during the twelve months ended December 31, 2023 and $12.453 million in the year ended December 31, 2022. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the second quarter of 2024 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $8.531 million and $9.185 million for the years ended December 31, 2023 and 2022, respectively. Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity or equity-linked securities by us would result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back or cease operations, which could cause our stockholders to lose some or all of their investment in us. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

As of December 31, 2023 and December 31, 2022, we had $510 thousand and $110 thousand in cash and cash equivalents available, respectively. During the year ended December 31, 2023, we used $8.531 million of cash for operating activities. As of December 31, 2023 and 2022, we had working capital deficit of $257 thousand and $2.966 million, respectively. As of December 31, 2023 and December 31, 2022, we had $4.427 million and $6.324 million of total debt outstanding, respectively. To meet our cash needs, we are implementing cost savings strategies and in February 2024, we entered into the EDA with the Agent to sell shares of our common stock in an at-the-market offering for an aggregate offering price of up to $1,146,893. In addition, in March 2024, we entered into the Advance Agreement and received $1.0 million in cash proceeds by selling $1.491 million of trade receivables to Cedar. See Note 15 to our financial statements for additional details.

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

Capital Resources

On March 14, 2024, we entered into the Advance Agreement with Cedar, pursuant to which we sold $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. Weekly, we are required to pay Cedar 25.0% of all funds collected from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $53,250 of funds from our bank account until such time a reconciliation is provided calculating the 25.0% of collections owed to Cedar, until such time the total balance of $1,491,000 is repaid. The Advance Agreement is collateralized by the Company’s cash and receivable accounts.

On February 6, 2024, we entered into the EDA with the Agent, pursuant to which we may, from time to time, issue and sell Shares through the Agent in an at-the-market offering for an aggregate offering price of up to $1,146,893. Under the terms of the EDA, the Agent may sell the Shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the EDA will terminate upon the earliest of (i) February 6, 2025, (ii) the sale of all Shares provided for in the EDA, and (iii) the termination of the EDA by written notice of the Company or the Agent. To date, the Company has received net proceeds of $112,118 from the sale of common stock under the EDA after deducting the Agent’s commission of 3.5% of the gross proceeds and other offering expenses.

On September 8, 2023, we closed on an underwritten public offering of units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $1.10 per share. Each unit was sold at a public offering price of $1.10 per unit. In the offering, we sold 2,850,726 shares of common stock and warrants to purchase 3,105,834 shares of common stock. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $3.1 million. After offering expenses, the Company retained approximately $2.8 million in net proceeds. The Company paid additional costs related to the public offering of $103 thousand.

On February 7, 2023, we closed on an underwritten public offering of units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $6.30 per share. Each unit was sold at a public offering price of $6.30 per unit. In the offering, we sold 1,619,000 shares of common stock and warrants to purchase 1,861,850 shares of common stock. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million. After offering expenses, the Company retained approximately $9.4 million in net proceeds.

From time to time, the Company enters into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by the Company’s chief executive officer and/or chief financial officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and mature on dates between April 2024 and February 2028.

For more information on our outstanding debt as of December 31, 2023 and December 31, 2022, see Note 8 to our financial statements.

Cash Flows

Operating activities

During the years ended December 31, 2023 and 2022, cash used for operating activities was $8.531 million and $9.185, respectively. Cash used for operating activities during the year ended December 31, 2023 decreased $654 thousand, primarily due to a $716 thousand decrease in our net loss (subsequent to removal of all non-cash expenses), offset by a $62 thousand cash impact for changes in our operating assets and liabilities.

Investing activities

During the years ended December 31, 2023 and 2022, cash used in investing activities was $1.022 million and $2.033 million, respectively. The decrease in cash used for investing activities was primarily driven by our purchase of Edible Garden Heartland in the prior year. See Note 3 to our financial statements for more information about this asset acquisition.

Financing activities

During the years ended December 31, 2023 and 2022, cash provided by financing activities was $9.953 million and $11.297 million, respectively. The decrease in cash provided by financing activities was primarily driven by a $1.233 million decline in net proceeds from public offerings; the February 2023 and September 2023 offerings in total were smaller than the Company’s initial public offering during 2022. Additionally, there was a $107 thousand lower net cash outflow associated with debt in the year ended December 31, 2023, versus the prior year.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EDIBLE GARDEN AG, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Edible Garden AG Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Edible Garden AG Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, California.

April 1, 2024

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2023	2022

ASSETS

Current assets:
Cash	$510	$110
Accounts receivable, net	1,249	1,105
Inventory, net	678	586
Prepaid expenses and other current assets	210	62

Total current assets	2,647	1,863

Property, equipment and leasehold improvements, net	3,893	4,891
Intangible assets, net	47	50
Other assets	69	161

TOTAL ASSETS	$6,656	$6,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$2,517	$2,787
Short-term debt	387	2,042

Total current liabilities	2,904	4,829

Long-term liabilities:
Long-term debt, net of discounts	4,040	4,282
Long-term lease liabilities	-	34

Total long-term liabilities	4,040	4,316

Total Liabilities	6,944	9,145

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT:
Common stock ($0.0001 par value, 100,000,000 shares authorized; 5,705,643 and 362,716 shares outstanding as of December 31, 2023 and 2022, respectively (1))	1	-
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of December 31, 2023 and 2022, respectively)	-	-
Additional paid-in capital	29,971	17,892
Accumulated deficit	(30,260)	(20,072)

Total Stockholders’ Deficit	(288)	(2,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,656	$6,965

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Years Ended December 31,
	2023	2022

Revenue	$14,049	$11,552
Cost of goods sold	13,227	11,188

Gross profit	822	364

Selling, general and administrative expenses	10,009	9,368
Impairment loss	686	-
Loss from operations	(9,873)	(9,004)

Other income / (expense)
Interest expense, net	(390)	(2,033)
Gain (Loss) from extinguishment of debt	70	(826)
Other income / (loss)	5	(590)
Total other income / (expense)	(315)	(3,449)

NET LOSS	$(10,188)	$(12,453)

Net Income / (Loss) per common share - basic and diluted (1)	$(3.08)	$(48.68)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	3,303,955	255,776

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’  DEFICIT

(in thousands, except for shares) (1)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	362,716	$-	-	$-	$17,892	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offerings, net of expenses	4,469,726	1	-	-	11,978	-	11,979
Issuance of common stock for fees and compensation	12,161	-	-	-	105	-	105
Cashless exercise of common stock warrants	861,040	-	-	-	-	-	-
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(10,188)	(10,188)
Balance at December 31, 2023	5,705,643	$1	-	$-	$29,971	$(30,260)	$(288)

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	172,796	$-	-	$-	$512	$(7,619)	$(7,107)

Issuance of warrants	-	-	-	-	101	-	101
Issuance of common stock in public offering	97,667	-	-	-	13,212	-	13,212
Issuance of common stock for fees and compensation	26,549	-	-	-	1,039	-	1,039
Conversion of debt to common stock	14,831	-	-	-	1,878	-	1,878
Conversion of debt to Preferred Series A stock	-	-	1,526,183	-	961	-	961
Conversion of Preferred Series A stock to common stock	50,873	-	(1,526,183)	-	-	-	-
Modification of warrants	-	-	-	-	189	-	189
Net Income (Loss)	-	-	-	-	-	(12,453)	(12,453)
Balance at December 31, 2022	362,716	$-	-	$-	$17,892	$(20,072)	$(2,180)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,188)	$(12,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	38	41
Depreciation and amortization	1,489	959
Impairment loss	686	-
Amortization of operating lease right of use asset	92	77
Amortization of debt discount	11	909
(Gain) / loss on extinguishment of debt	(70)	826
Stock-based compensation	31	122
Stock issued as payment for fees and services	-	712
Stock issued to Directors	74	70
Other (income) expenses	5	189
Change in operating assets and liabilities:
Accounts receivable	(182)	(378)
Inventory	(92)	(226)
Prepaid expenses and other current assets	(148)	(29)
Other assets	-	(12)
Accounts payable and accrued expenses	(185)	85
Operating lease liabilities	(92)	(77)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(8,531)	(9,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,022)	(1,983)
Purchase of intangible assets	-	(50)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(1,022)	(2,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	175	1,565
Payments of debt principal	(2,196)	(3,299)
Payment of debt issuance costs	-	(180)
Proceeds from common stock issuance	12,237	14,650
Proceeds from issuance of warrants	-	4
Payment of costs related to public offerings	(259)	(1,443)
Payment of preferred stock dividends	(4)	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	9,953	11,297

NET CHANGE IN CASH	400	79
Cash at beginning of period	110	31

CASH AT END OF PERIOD	$510	$110

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$341	$104

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt and interest converted into common stock	$-	$1,878
Debt and interest converted into Preferred Series A stock	$-	$961
Interest added to mortgage principal	$-	14
Stock issued for debt extinguishment	$-	$258
Fixed assets acquired with debt	$152	$1,294
Warrants issued with debt	$-	$101

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

We authorized 100,000 shares of common stock, par value $0.0001 per share (“common stock”), at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667. On June 8, 2023, increased the number of authorized shares of common stock from 6,666,667 shares to 10,000,000 shares.

On November 10, 2023, we increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, nutraceuticals and hot sauce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at approximately 5,000 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of operations and cash flows for the years ended December 31, 2023 and 2022 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses.

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern. See Note 14, “Going Concern” for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards (“ASUs”)

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. This amendment was adopted effective January 1, 2023 with no material impact to our financial statements.

Recently Issued Accounting Standards to Be Adopted in Future Periods

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The amendments in ASU 2023-07 primarily require entities to disclose certain significant segment expenses and other segment items on both an annual and interim basis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statement disclosures for the year ended December 31, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the impact of this ASU and expect to adopt this ASU for the year ending December 31, 2025.

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

Examples of significant estimates and assumptions include provisions for doubtful accounts, accrued liabilities, and useful lives & impairment of long-lived assets. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $136,858 and $98,858 as of December 31, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

During the year ended December 31, 2023, five customers accounted for approximately 83.1% of our total revenue, 44.4% of which was attributed to sales to one customer. During the year ended December 31, 2022, three customers accounted for approximately 76% of our total revenue. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

As of December 31, 2023, approximately 80.4% of our gross outstanding receivables were attributed to four customers, 41.1% of which was due from one customer. As of December 31, 2022, approximately 68.0% of our gross outstanding trade receivables were attributed to three customers.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of December 31, 2023 and 2022.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Herbs, Produce & Floral	$12,340	$10,167
Vitamins and Supplements	1,709	1,385
Total	$14,049	$11,552

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the years ended December 31, 2023 and 2022, advertising expenses totaled $60,601 and $64,089, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2023 and 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2023 and 2022, such net operating losses were offset entirely by a valuation allowance.

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

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision makers are the Chief Executive Officer and its Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment and d) the Company has not chosen to organize its business around different products and services.

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

The Subsidiary paid an aggregate purchase price of $2,886,000, consisting of (i) a cash payment of $1,750,000 to the Sellers and (ii) a promissory note from the Subsidiary to NJDI for $1,136,000 (the “Greenleaf Promissory Note”). The fair value of the consideration was allocated to the assets acquired based on their relative fair values, as follows:

(in thousands)
Consideration
Fair value of promissory note	$1,136
Cash consideration	1,750
Total fair value of consideration:	$2,886

Net book value of assets acquired
Inventory	$168
Furniture and Equipment	503
Leasehold improvements	2,104
Land	202
Liabilities assumed	(91)
Total Net Assets Acquired	$2,886

NOTE 4 – INVENTORY

Inventory as of December 31, 2023 and 2022 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2023	2022

Raw materials	$341	$298
Work-in-progress	258	288
Finished goods	79	-

Total inventory	$678	$586

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements as of December 31, 2023 and 2022 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2023	2022
	$-	$-
Furniture and equipment	1,276	1,408
Computer hardware	6	4
Leasehold improvements	3,121	5,192
Vehicles	456	304
Land	202	202
Construction in progress	182	4

Subtotal	5,243	7,114
Less accumulated depreciation	(1,350)	(2,223)
Property, equipment and leasehold improvements, net	$3,893	$4,891

In light of the Company’s current and historical negative cash flows, management reviewed the equipment and leasehold improvements acquired from the Predecessor for impairment, and concluded the future cash flows generated from these assets will not be sufficient to recover their total carrying amount of approximately $762 thousand as of December 31, 2023. As a result of the analysis performed, an impairment charge of $685,967, equal to the difference between the book value of the assets and the estimated salvage value, which approximated the fair value (Level 3) of these assets, was recorded during the year ended December 31, 2023. Management estimated that the salvage value of these assets was approximately $76,219, or 10%, of the total book value as of December 31, 2023.

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2023 and 2022 was $1,485,583 and $959,145, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2023 and 2022:

		(in thousands)
		December 31, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(3)	$47	$50	$-	$50
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(65)	$47	$112	$(62)	$50

Amortization expense for the years ended December 31, 2023 and 2022 was $3,333 and nil, respectively. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022:

	(in thousands)
	December 31, 2023	December 31, 2022

Accounts payable	$1,233	$1,728
Accrued expenses	3	542
Employee retention credit funds	865	-
Accrued interest payable	32	185
Accrued payroll	270	187
Accrued vacation	80	53
Current lease liability	34	92

Total Accounts Payable and Accrued Expenses	$2,517	$2,787

The Employee Retention Credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended and extended the ERC. On March 1, 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. ERC claims can be made in a variety of circumstances with varying degrees of subjectivity and without clear authoritative guidance. Any ERC claims that are paid to employers are subject to inspection and reversal by the IRS. During the second quarter of 2023, we filed Forms 941-X to claim total credits of $1,145,707 plus accrued interest on qualified wages paid during 2020 and 2021, of which $864,832 was collected prior to December 31, 2023. Due to uncertainty about the Company’s eligibility to claim these credits, under the guidance of ASC 450, Contingencies, the funds received prior to December 31, 2023 are included in current liabilities as an estimated accrual of a contingent liability.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2023 and 2022:

	(in thousands)
	December 31,	December 31,
	2023	2022
Secured promissory note	$3,106	$3,783
NJD Investments, LLC promissory note	864	1,155
Evergreen private placement	-	1,022
SBA loan	150	150
Vehicle loans	325	244
Total Gross Debt	$4,445	$6,354

Less: Gross short term debt	(387)	(2,042)
Less: Debt discount	(18)	(30)
Net Long Term Debt	$4,040	$4,282

Scheduled maturities of long-term debt as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2024	-	301	-	86	387
2025	3,106	316	-	92	3,514
2026	-	247	-	82	329
2027	-	-	-	59	59
2028	-	-	-	6	6
Thereafter	-	-	150	-	150
Total	$3,106	$864	$150	$325	$4,445

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The Sament Note is secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $106,458 was added to the principal of the First Sament Note. On November 15, 2023, Sament assigned the note to various third parties who are not affiliated with the Company. As of December 31, 2023 and 2022, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheets. As of December 31, 2023 and 2022, the unamortized discount related to the promissory note was $19,429 and $30,321, respectively. Total accrued interest on the First Sament Note as of December 31, 2023 and 2022 was $9,363 and $110,236, respectively.

On June 2, 2020, the Company entered into a promissory note for $653,870 with Sament (the “Second Sament Note”), which accrued interest at a rate of 3.50% per annum and had a maturity date of June 3, 2023. The Second Sament Note was secured by the Company’s operating assets purchased from the Predecessor. During the year ended December 31, 2021, accrued interest of $23,203 was added to the principal of the Second Sament Note. On February 17, 2023, the Company prepaid the principal and accrued interest due under the Second Sament Note in exchange for Sament agreeing to reduce the principal amount of the Second Sament Note by approximately 10%. As a result of the agreement, the Company repaid $606,653 of outstanding principal, and $27,125 of accrued interest, and recognized a gain from extinguishment of the debt of $70,420 during the year ended December 31, 2023. The remaining outstanding balance of principal and accrued interest on the Second Sament Note was nil as of December 31, 2023. As of December 31, 2022, the total outstanding balance of $677,073 is included in “Short-term debt, net of discounts” on the consolidated balance sheet and accrued interest on the promissory note was $23,966.

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company entered into a promissory note (the “NJDI Note”) for $1,136,000 with NJDI in connection with its purchase of the assets of the Property. The NJDI Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company makes monthly payments of principal and interest of $28,089. The NJDI Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of December 31, 2023 and 2022, $300,683 and $290,417 of the outstanding balance is included in “Short-term debt, net of discounts” and $563,685 and $864,638 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively. As of December 31, 2023 and 2022, total accrued interest on the NJDI Note was $3,602 and nil, respectively.

Evergreen Private Placement

On October 7, 2021, the Company entered into a Securities Purchase Agreement with Evergreen Capital Management, LLC (“Evergreen”) pursuant to which the Company issued Evergreen a series of secured convertible notes and warrants to purchase shares of the Company’s common stock. From October 7, 2021 to March 30, 2022, the Company raised $3.2 million by issuing secured convertible notes with an aggregate principal amount of $3.68 million to Evergreen (the “Notes”) and warrants to purchase an aggregate of 9,079 shares at an exercise price of $150.00 per share. The warrants will expire five years from their respective dates of issuance.

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

On October 26, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with Evergreen, pursuant to which a portion of the principal and accrued interest of the A&R Note was converted into shares of a newly created series of preferred stock of the Company, the Series A Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”). The Company and Evergreen exchanged approximately $962,000 of A&R Note, consisting of $820,000 in principal and approximately $142,000 of accrued interest and prepayment premium thereon, for 1,526,183 shares of Preferred Stock issued to Evergreen. Other than reducing the principal balance of the A&R Note, the terms of the A&R Note remained unchanged. During the year ended December 31, 2023, the Company repaid the A&R Note in full and recognized a penalty of $153,239 for early repayment, which was recognized as interest expense during the period. As of December 31, 2022, the outstanding balance on the A&R Note of $1,021,592 was included in “Short-term debt, net of discounts” within the consolidated balance sheet.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, total accrued interest on the SBA Loan was $18,756 and $13,437, respectively.

Related Party Loans

During the year ended December 31, 2023, the Company issued promissory notes totaling $175,000 to Michael James, the Company’s Chief Financial Officer and Director, which were paid in full at the closing of the February 7, 2023 public offering.

During 2020, the Company borrowed a total sum of $25,000 from Mr. James, which was repaid during the year ended December 31, 2022. The funds borrowed were utilized to fund ongoing operations and did not accrue interest.

During 2021, the Company issued Convertible Promissory Notes (the “Convertible Notes”) with principal amounts totaling $1,200,000 to Mr. James. The Convertible Notes matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raised at least $5.00 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The principal and interest due and owed under the Notes, which bore interest at a rate of 12.00% per annum, were convertible into shares of Common Stock at any time at the election of Mr. James at a conversion price equal to $138.75 (subject to adjustment for forward reverse stock splits and the like after the issuance date). Upon the closing of the IPO on May 9, 2022, Mr. James converted $1,200,000 of convertible notes and $117,800 of accrued interest into 9,498 shares of common stock. As of December 31, 2022, the outstanding amount on the Convertible Notes was nil.

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

During 2021, the Company issued promissory notes totaling $660,000 to Mr. James, which matured on the earlier of (1) one year after issuance, (2) upon the closing of the Company’s next sale of equity securities in which the Company raised at least $5 million in gross proceeds (excluding the value of any instruments converting into equity in such equity financing), (3) the sale, lease, license or other disposition of all or substantially all of the assets of the Company, (4) a transaction or series of related transactions in which any person becomes the beneficial owner of more than 50% of the Company’s outstanding voting securities, or (5) upon the occurrence of an event of default. The promissory notes bore interest at a rate of 12% per annum and were repaid upon the closing of the IPO.

During the year ended December 31, 2022, the Company issued promissory notes totaling $90,000 to Mr. James with identical terms to the notes issued during the year ended December 31, 2021. The promissory notes were repaid at the closing of the IPO.

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

During the year ended December 31, 2023, the Company entered into three financing agreements totaling $151,850 for the purchase of vehicles. The loans, which accrue interest at a rate of 10.49%, mature in 2028. The loans are secured by the vehicles purchased.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

2023 Public Offerings

On February 7, 2023, the Company issued an aggregate of 1,619,000 shares of common stock and warrants to purchase an aggregate of 1,861,850 shares of common stock (“February Follow-On Warrants”) pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”) and raised approximately $10.2 million in gross proceeds. The February Follow-On Warrants, which became exercisable on February 7, 2023, grant the holder the right to purchase one share of common stock at an exercise price equal to $6.30 per share. The February Follow-On Warrants will expire on February 7, 2028. In addition to customary cashless exercise, the holders have the right to effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of common stock issuable is equal to the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of the February Follow-On Warrant if it was exercised for cash and (ii) 0.5. During the year ended December 31, 2023, the Company issued 861,040 shares of common stock to the holders who exercised 1,722,080 of the February Follow-On Warrants via the alternative cashless exercise option. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 80,950 shares of Common Stock at an exercise price of $6.93 per share. These warrants became exercisable on August 2, 2023 and will expire on February 2, 2028.

On September 8, 2023, the Company issued an aggregate of 2,850,726 shares of common stock and warrants  to purchase an aggregate of 3,105,834 shares of common stock (“September Follow-On Warrants”) pursuant to an underwriting agreement between the Company and the Representative and raised approximately $3.1 million of gross proceeds. The September Follow-On Warrants became exercisable on September 8, 2023 to purchase one share of common stock at an exercise price of $1.10 per share and will expire on September 8, 2028. Also on September 8, 2023, the Company issued warrants to the Representative to purchase up to 135,036 shares of common stock at an exercise price of $1.21 per share (the “Representative’s Warrants”). These warrants are initially exercisable on March 6, 2024 and will expire on September 7, 2028.

2022 Initial Public Offering

On May 5, 2022, the Company’s stock began trading on Nasdaq under the symbol “EDBL”. On May 5, 2022, the Company entered into an underwriting agreement with the Representative of the underwriters in a firm commitment initial public offering of an aggregate of 97,667 units (“Units”), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $150.00 per share. The Company also granted the Representative a 45-day option to purchase up to 14,650 common shares and/or warrants to purchase up to an additional 14,650 shares of common stock. On May 5, 2022, the Representative partially exercised its over-allotment option to purchase 14,650 warrants. The total net proceeds from the offering were $13,207,000, after deducting underwriting discounts and commissions and expenses associated with the offering of $1,443,000.

From the net proceeds received from the offering, the Company paid Evergreen Capital Management LLC (the “Holder” or “Evergreen”) an aggregate of $2,531,006 in accordance with the terms of the convertible notes held by Evergreen. The Company converted Simple Agreements for Future Equity (“SAFEs”) into 5,134 shares of common stock and paid $5,790 to SAFE investors who elected to receive cash upon the close of the offering instead of converting the SAFE into common stock. The Company also paid the Chief Financial Officer $785,597 upon the maturity of the promissory notes he held. Upon the closing of the offering, the Chief Financial Officer converted $1,317,800 of convertible notes into 9,498 shares of common stock, and the Chief Executive Officer converted $27,821 of a convertible note into 201 shares of common stock.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a $0.0001 par value. As of December 31, 2023 and 2022, 5,705,643 and 362,716 common shares were issued and outstanding, respectively.

During the years ended December 31, 2023 and 2022 the Company issued 5,342,927 and 189,920 shares of common stock, as summarized below:

Number of Shares

Issuances of common stock in initial public offering	97,667
Issuances of common stock to Evergreen	9,333
Issuances of common stock for conversion of debt	14,831
Issuances of common stock for conversion of Series A Convertible Preferred Stock	50,873
Issuances of common stock for Director's fees	2,793
Issuances of common stock to employees and consultants	14,423
Total common stock issuanced during the year ended December 31, 2022	189,920

Number of Shares

Issuances of common stock in public offerings	4,469,726
Issuance of common stock for Directors' fees	6,985
Issuances of common stock to employees and consultants	5,176
Issuances of common stock for warrant exercises	861,040
Total common stock issuanced during the year ended December 31, 2023	5,342,927

Summary table of common stock share transactions:

Shares outstanding at December 31, 2021	172,796
Common stock issuances	189,920
Shares outstanding at December 31, 2022	362,716
Common stock issuances	5,342,927
Shares outstanding at December 31, 2023	5,705,643

Series A Convertible Preferred Stock

On October 26, 2022, 1,526,183 shares of our preferred stock, par value $0.0001 per share, were designated as Series A Convertible Preferred Stock and issued to Evergreen (the “Preferred Stock”). The Preferred Stock was entitled to a cumulative dividend at a rate of 7.0% per annum, paid in cash on a quarterly basis on the stated value of the Preferred Stock. During the year ended December 31, 2022, all of the shares of Preferred Stock were converted into 50,873 shares of common stock, and no Preferred Stock remains outstanding as of December 31, 2023. During the year ended December 31, 2023, the Company paid cash dividends of $3,544 to the holder of the Preferred Stock. Accrued dividends as of December 31, 2023 were nil.

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

Shares available for future stock compensation grants totaled 319,125 at December 31, 2023.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2023 and 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2021	6,859	$150.00
Warrants issued	118,440	$151.24
Outstanding December 31, 2022	125,299	$151.17
Warrants issued in public offerings	5,183,670	$3.06
Warrants exercised	(1,722,080)	$0.91
Outstanding December 31, 2023	3,586,889	$6.68

During the year ended December 31, 2023, the Company issued warrants to purchase 5,183,670 common shares in connection with the 2023 Public Offerings. Additionally, the Company issued 861,040 shares of common stock to the holders who exercised 1,722,080 of the February Follow-On Warrants via the alternative cashless exercise option.

During the year ended December 31, 2022, the Company issued warrants to purchase 116,223 common shares in connection with the Initial Public Offering. Additionally, the Company issued warrants to purchase an aggregate of 2,217 shares of common stock to Evergreen in conjunction with debt, which were accounted for as a debt discount. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Warrant Valuation

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

During the year ended December 31, 2023, total operating lease cost was $295,809, of which $188,769 was associated with short-term leases. During the year ended December 31, 2022, total operating lease expense was $244,577, of which $137,537 was associated with short-term leases.  As of December 31, 2023 and 2022, short term lease liabilities of $34,415 and $92,051 are included within “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively.

The table below presents total operating lease assets and lease liabilities as of December 31, 2023 and 2022:

	(in thousands)
	December 31,	December 31,
	2023	2022
Operating lease assets	$34	$126
Operating lease liabilities	$34	$126

The table below presents the maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
Operating
Leases
2024 lease payments	36
Less: discount	(2)
Total operating lease liabilities	$34

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

December 31,
2023
Remaining lease term (months)	4
Discount rate	17.5%

NOTE 11 – TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$8,734	$6,652
Accrued expenses	12	4
Reserves & Allowances	50	(19)
Gross deferred tax assets	8,796	6,637

Valuation allowance	(8,277)	(5,700)

Total deferred tax assets	519	937

Deferred tax Liabilities:
Depreciable asset basis differences	(519)	(937)

Total deferred tax liabilities	(519)	(937)

Net deferred tax assets (liabilities)	$-	$-

The Company did not incur income tax expense or benefit for the years ended December 31, 2023 or 2022. The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended
	December 31, 2023	December 31, 2022

Expected income tax benefit at statutory tax rate, net	$(2,140)	$(2,615)

State taxes (net of federal tax benefits):	(714)	(1,120)
Increase in valuation allowance	2,577	3,719
Debt forgiveness	15	6
ERC refunds	247	-
Other	15	10

Reported income tax expense (benefit)	$-	$-

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company's financial position, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2023.

Federal and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382).  The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed.

The Company has net operating loss carryforwards for federal and New Jersey income tax purposes of approximately $31,865,132 and $28,724,329, respectively, as of December 31, 2023. The federal net operating loss carryforwards, if not utilized, will carryover indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2040.

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

NOTE 14 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2023 and 2022, we incurred net losses of $10.2 million and $12.5 million, respectively. We expect to experience further significant net losses in the foreseeable future. As of December 31, 2023, we had cash available for operations of $0.5 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 15 – SUBSEQUENT EVENTS

Departure of Chief Financial Officer; Appointment of Interim Chief Financial Officer

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. The Company agreed to grant Mr. James a restricted stock award with a fair value equal to $25,000 as of the trading day after the date the Company files its Annual Report on Form 10-K for the year ended December 31, 2023. Under the Separation Agreement, Mr. James provided a general release of claims in favor of the Company and its affiliates, subject to customary exceptions. Effective January 25, 2024, the Board appointed Kostas Dafoulas to serve as the Company’s interim Chief Financial Officer following the retirement of Mr. James.

Equity Distribution Agreement

On February 6, 2024, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares (the “Shares”) of its common stock through the Agent in an at-the-market offering for an aggregate offering price of up to $1,146,893. Under the terms of the EDA, the Agent may sell the Shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The offering of shares of our common stock pursuant to the EDA will terminate upon the earliest of (i) February 6, 2025, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or the Agent.

Subject to the terms and conditions of the EDA, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the EDA or terminate the EDA in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.5% of the aggregate gross proceeds from the Shares sold. The Company has agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the EDA, in an amount not to exceed $40,000 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel.

Meijer Supply Agreements

On February 8, 2024, the Company and Meijer Distribution, Inc. (“Buyer”) entered into two agreements pursuant to which the Company will supply and sell products to Buyer (the “Supply Agreements”).

Under the Supply Agreements, the Company will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by the Buyer at prices per unit set in advance by the Company and the Buyer. Under the Supply Agreements, the Company and the Buyer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take affect after sixty days and any price decrease will be effective immediately. If the Company and the Buyer are unable to mutually agree on price increases, the Company will have the power to terminate the Supply Agreements immediately.

Under the Supply Agreements, the Company has agreed to fund the installation of fixtures in each of the Buyer’s stores to display the potted herbs in an aggregate amount estimated to be approximately $800,000. These payments will be made as a weekly deduction from the Company’s receivables from the Buyer.

The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but the Supply Agreements may be terminated by the Buyer without cause upon sixty days’ prior notice.

Sale of Accounts Receivable

On March 14, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which the Company agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. Weekly, the Company is required to pay Cedar 25.0% of all funds collected from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $53,250 of funds from Edible Garden’s bank account until such time a reconciliation is provided calculating the 25.0% of collections owed to Cedar, until such time the total balance of $1,491,000 is repaid. The Agreement is collateralized by the Company’s cash and receivable accounts.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“CFO”) of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of December 31, 2023, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, are responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our  CEO and CFO, and is implemented by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 version of the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2023, due to the existence of the material weaknesses described below:

1)	We lack the resources to have adequate segregation of duties in the financial statement preparation process, and

2)	We lack maintenance of appropriate documentation to support our internal controls and have insufficiently reviewed reports identifying user entity controls.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit non-accelerated filers to provide only the management’s report in their annual reports on Form 10-K.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 25, 2024:

Name	Age	Position
James E. Kras	55	Chief Executive Officer, President, Treasurer, Secretary and Director
Kostas Dafoulas(1)	44	Interim Chief Financial Officer
Pamela DonAroma	68	Director
Mathew McConnell	65	Director
Ryan Rogers	42	Director

(1)	Effective January 25, 2024, the Board appointed Mr. Dafoulas to serve as the Company’s interim Chief Financial Officer following the retirement of Michael James.

        James E. Kras. Mr. Kras is one of our founders and has served as Chief Executive Officer and a director since our inception in March 2020. Mr. Kras served as President and Chief Marketing Officer of Edible Garden Corp., a wholly-owned subsidiary of Unrivaled Brands (formerly Terra Tech), from March 2016 to March 2020. Prior to that service, Mr. Kras held senior leadership positions in marketing at global leaders Ajinomoto, a multinational food and biotechnology corporation, and The Bountiful Company (formerly The Nature’s Bounty Company), a producer of dietary supplements. Mr. Kras started his career on Madison Avenue in advertising with various global advertising and marketing companies including Grey Advertising and Carat Interactive a subsidiary of Dentsu International. Mr. Kras is the nephew of Pamela DonAroma, one of our directors. As our Chief Executive Officer and one of our founders, Mr. Kras brings to the Board extensive knowledge of our products, structure, and culture as well as years of expertise in the industry.

        Kostas Dafoulas. Mr. Dafoulas has served as our interim Chief Financial Officer since January 2024. He previously served as a consultant to us on behalf of CapConnect+, Inc. (“CapConnect”) to provide financial reporting and related services. Mr. Dafoulas also serves as Head of Advisory & Finance at CapConnect, where he has served since September 2021. Mr. Dafoulas previously served as Treasurer at Semrush, Inc. from April 2020 to September 2021. From December 2017 to April 2020, Mr. Dafoulas was Director of Treasury at Circle Internet Financial, as well as Head of Finance for Poloniex, a subsidiary of Circle.

        Pamela DonAroma. Ms. DonAroma has served as one of our directors since April 2023 and as Chief Executive Officer and President of Futures Inc. since its inception in 1989. Futures Inc. is a non-profit organization that advocates for individuals with disabilities through professional development, community-based education and employment opportunities. In her position at Futures Inc., Ms. DonAroma is responsible for all aspects of agency communication, development, human resource management, governmental compliance, accreditation, and financial operations. Ms. DonAroma is the aunt of our James Kras, our Chief Executive Officer. Ms. DonAroma was chosen to serve as a director because of her extensive leadership experience and experience in building out an organization, which we believe will be important as we ramp up our organizational buildout.

        Mathew McConnell. Mr. McConnell has served as one of our directors since May 2022 and as a part-time consultant at CapConnect since July 2023. Mr. McConnell previously served as Chief Executive Officer of Marco Polo Securities, Inc.’s MPS Chaperone and Distribution business from February 2020 to September 2022. In this position, he oversaw international equities, trading, and capital markets processes for this U.S. broker-dealer offering cross-border regulatory and distribution solutions to a robust network of local securities firms across the world. From 2018 to 2020, Mr. McConnell served as Managing Director, Head of Equity Capital Markets of Tellimer (Exotix Capital), a financial brokerage firm, including as a member of its U.S. executive committee. Prior to Tellimer, Mr. McConnell was Head of Capital Markets at Auerbach Grayson, a financial brokerage firm, from 2014 to 2018. Mr. McConnell was chosen to serve as a director because of his extensive international financial and capital markets experience, which we believe will be important as we implement our growth strategy.

        Ryan Rogers. Mr. Rogers has served as one of our directors since May 2022 and has spent nearly two decades working in the food retail industry in various merchandising, sales and sourcing positions. Mr. Rogers is the founder of Retail Optics, a consulting firm focused on navigating complex problems within the retail space, and has served as president since February 2022. From June 2021 until February 2022, he served as client business manager and business developing manager for FDM Sales, a brand development organization helping accelerate growth for food and beverage brands. Prior to joining FDM Sales, Mr. Rogers spent 18 years at Target Corp, a retail corporation, where he held merchandising and sourcing roles of increasing responsibility within its food division, including produce buyer, where he led the growth strategy for packaged salads, vegetarian, and healthy snacking. Mr. Rogers was chosen to serve as a director because of his extensive experience in our industry and his ability to help organizations like ours accelerate growth.

Family Relationships

Except as noted in the biographies above, there are no family relationships between any director or executive officer.

CORPORATE GOVERNANCE

Our Board consists of James Kras, Pamela DonAroma, Matthew McConnell, and Ryan Rogers.

Board Committees

Our Board has established three standing committees: the audit committee, the compensation committee, and the nominating and governance committee. Each of these committees consist solely of independent directors. Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Audit Committee

The audit committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm the independence of its members from its management;
•	reviewing with our independent registered public accounting firm the scope and results of their audit;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;
•	coordinating the oversight by our Board of our code of ethics and our disclosure controls and procedures;
•	maintaining procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and
•	reviewing and approving related-person transactions.

Mathew McConnell, Pamela DonAroma and Ryan Rogers serve on the audit committee and meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. McConnell serves as the Chair of the audit committee. Mr. McConnell qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

•	reviewing key employee compensation goals, policies, plans and programs;
•	reviewing and approving the compensation of our directors and executive officers;
•	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and
•	appointing and overseeing any compensation consultants or advisors.

Pamela DonAroma, Mathew McConnell, and Ryan Rogers serve on the compensation committee and meet the definition of “independent director” for purposes of serving on a compensation committee under Nasdaq rules. Ms. DonAroma serves as the Chair of the compensation committee

Nominating and Governance Committee

The nominating and governance committee is responsible for assisting the Board in identifying qualified individuals to become directors, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. Ryan Rogers, Pamela DonAroma, and Mathew McConnell serve on the nominating and governance committee and Mr. Rogers is the Chair of the committee.

Board Leadership Structure

Our Board and management believe that the choice of whether the Chair of our Board should be an executive of the Company, or a non-executive or independent director, depends upon a number of factors, taking into account the candidates for the position and the best interests of the Company and its stockholders. Mr. Kras serves as the Board Chair. Mr. Kras’s operating and leadership experience as an officer and director of our company since its inception and combined seven years of experience with us and our predecessor company made him a compelling choice for Board Chair. Mr. McConnell serves as lead independent director of our Board. As lead independent director, Mr. McConnell presides over executive sessions of the independent directors and serves as a liaison between the independent directors and our management team.

Risk Oversight

Our Board oversees a company-wide approach to risk management. Our Board will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board has ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interest. Our Board is responsible for overseeing the management of risks associated with the independence of our Board.

 Code of Ethics

Our Board has adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this code is available on our website at ediblegardenag.com/investors. We intend to disclose on our website any amendments to the Code of Ethics and any waivers of the Code of Ethics.

Director and Officer Indemnification Agreements

We are party to separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

 The following table provides information regarding the compensation paid for the years ended December 31, 2023 and 2022 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this Annual Report on Form 10-K.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
James E. Kras,	2023	300,000	⸻	300,000
Chief Executive Officer	2022	261,538	500,000	761,538

Michael James,	2023	300,000	⸻	300,000
Former Chief Financial Officer(1)	2022	261,538	500,000	761,538

(1)	Effective January 25, 2024, Mr. James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director.

Employment Agreements

On August 18, 2021, we entered into employment agreements with Messrs. Kras and James, which were later amended on January 18, 2022. Pursuant to the employment agreements, Messrs. Kras and James agreed to serve as Chief Executive Officer and Chief Financial Officer, respectively, for a term of two years. These agreements automatically renew for one additional one-year period unless we or the executive provides written notice prior to the end of the term. Pursuant to these employment agreements, Messrs. Kras and James are entitled to an annual base salary of $300,000, which amount may be increased by the compensation committee or the Board in their discretion. Each executive is eligible to receive an annual cash performance bonus with a target award amount equal to 100% of his base salary in the year of performance (“Performance Bonus”). This Performance Bonus will be based on performance and achievement of Company goals and objectives as defined by the Board or compensation committee. For the years ended December 31, 2023 and 2022, no performance goals were set in advance and no Performance Bonus was awarded to Messrs. Kras or James. In addition, each executive is entitled to four weeks’ paid time off pursuant to our practices for senior executives, and is entitled to the health, welfare and retirement benefits provided generally to our other employees.

Potential Payments Upon Termination or Change in Control

Under the employment agreement for Mr. Kras, if the he is terminated for cause, resigns without good reason, or his employment ends due to his death or permanent disability, he will be entitled to any earned but unpaid base salary plus accrued benefits earned through the date of termination.

Under the employment agreement for Mr. Kras, in the event of an his termination for a reason other than for cause or if the executive terminates voluntarily under one or more of the specified circumstances that constitute a good reason, Mr. Kras will receive an amount equal to two times his then-current base salary payable monthly, less any required tax withholdings, plus the pro-rata portion of the Performance Bonus earned during the calendar year of termination, and an aggregate amount equal to 12 times the applicable monthly premium for his group medical, dental and vision coverage. In addition, any stock options held by the executive will accelerate and become fully vested, and any restrictions relating to restricted stock or restricted stock units will lapse and become fully vested.

The executives are subject to non-competition and non-solicitation provisions under their employment agreements effective for the period of time equal to the greater of: (i) the period of time during which the executive is receiving any compensation or benefits from us; or (ii) a period of one year following the executive’s termination of employment. In all cases, the executive’s payments and benefits will be reduced, if necessary, to ensure that the payments and benefits to the executive will not be subject to the “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code and the payments will be deductible by us.

Mr. James was entitled to and obligated by the same terms as Mr. Kras until entry into his separation agreement. Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. The Company agreed to grant Mr. James a restricted stock award with a fair value equal to $25,000 as of the trading day after the date the Company files its Annual Report on Form 10-K for the year ended December 31, 2023.

Outstanding Equity Incentive Awards at Fiscal Year-End

There were no stock awards held by our named executive officers as of December 31, 2023 or 2022.

Equity Incentive Plan

Under the Company’s 2022 Equity Incentive Plan (the “Plan”) we may issue up to 350,000 shares of common stock to employees, non-employee directors, and any other individuals who perform services for us. Under the Plan, we may issue awards including options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards as the Board or compensation committee may determine.

Director Compensation

In the year ended December 31, 2023, compensation for our non-employee directors included an annual cash retainer of up to $75,000 (prorated for the time period served as director) and up to a $75,000 equity grant of restricted stock granted under the Plan. We intend for the compensation committee to determine the future compensation of our independent directors.

The following table sets forth information concerning non-employee director compensation during the year ended December 31, 2023. Refer to the “Summary Compensation Table” above for compensation earned by Mr. Kras in 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
Mathew McConnell	75,000	-	75,000
Deborah Pawlowski(2)	9,879	3,171	13,050
Ryan Rogers	75,978	-	75,978
Pamela DonAroma(3)	49,167	-	49,167

(1)

Represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. The amounts reported in this column have been computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

(2)	Ms. Pawlowski was appointed to the Board on October 14, 2022 and resigned on April 4, 2023.
(3)	Ms. DonAroma was appointed to the Board on April 4, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in this section is presented in accordance with the rules of the SEC. Under these rules, beneficial ownership of a class of capital stock includes (i) any shares over which the person, directly or indirectly, has or shares voting power or investment power, and (ii) any shares the person has the right to acquire within 60 days. If two or more persons share voting power or investment power with respect to specific securities, each person is deemed to be the beneficial owner of those securities. The calculations in this section are based on 6,036,397 shares of common stock outstanding as of March 25, 2024.

Beneficial Ownership of More Than 5% of the Company’s Shares

The table below presents certain information as of March 25, 2024 regarding the persons known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage
Lind Global Fund II LP(1) 444 Madison Ave, Floor 41 New York, NY 10022	597,603	9.9%

(1)

This information is based on a Schedule 13G/A filed on February 13, 2024 by Lind Global Fund II LP (“Lind Fund”), Lind Global Partners II LLC (“Lind Partners”), and Jeff Easton. Lind Partners is the general partner of Lind Fund and Jeff Easton is the managing member of Lind Partners. Lind Partners and Jeff Easton may be deemed to beneficial own the shares held by Lind Fund. Each filer reports sole voting and sole dispositive power of (i) 481,824 shares of common stock and (ii) 715,000 warrants. Each of the warrants includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of our common stock; the reporting person’s beneficial ownership of 599,221 warrants is excluded.

Beneficial Ownership of Management and Directors

The table below presents certain information regarding the beneficial ownership of our common stock as of March 25, 2024 by:

•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address for each of the named beneficial owners is c/o Edible Garden AG Incorporated, 283 County Road 519, Belvidere, NJ 07823.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
James E. Kras	60,599	1.0%
Kostas Dafoulas	—	—
Pamela DonAroma	1,000	*
Michael James	69,069	1.1%
Mathew McConnell	2,793	*
Ryan Rogers	2,793	*
All directors and executive officers as a group (5 persons)	67,185	1.1%

*	Indicates less than 1%.

Equity Compensation Plan Information

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	16,132	$—	319,125
Equity compensation plans not approved by security holders	—	—	—
Total	16,132	$—	319,125

(1)	Represents the number of underlying shares of common stock associated with unvested restricted stock units awarded under the Plan.
(2)	Restricted stock units do not have an exercise price and have been excluded from the calculation of weighted average exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth a summary of transactions since January 1, 2022, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Working Capital Funding from Executive Officers

We historically relied on debt financing from our officers for some of our working capital. On January 7, 2022, we entered into a promissory note with Michael James that was repaid upon the closing of the IPO, prior to the maturity date of January 6, 2023.

On January 6 and January 18, 2023, the Company issued promissory notes with principal amounts of $50,000 and $125,000, respectively, to Mr. James. The notes matured on February 8, 2023, the closing of our follow-on offering, and the Company repaid Mr. James an aggregate of $175,683 in principal and accrued interest.

From time to time, the Company enters into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by the Company’s chief executive officer and/or chief financial officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and mature on dates between April 2024 and February 2028.

Policies and Procedures for Transactions with Related Persons

We have adopted a written policy that our executive officers, directors, beneficial owners of more than 5% of any class of our capital stock, and any members of the immediate family of any of the foregoing persons (a “related party”) are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with a related party in which the related party would have a direct or indirect interest must first be presented to our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, and the extent of the related party’s interest in the transaction. The written policy requires that, in determining whether to approve or reject a related person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in or is not inconsistent with, our best interests and those of our stockholders, as our audit committee determines in good faith.

Director Independence

Our Board consists of James Kras, Pamela DonAroma, Matthew McConnell, and Ryan Rogers. Ms. DonAroma and Messrs. McConnell and Rogers are considered independent based on the listing standards of Nasdaq. Additionally, Deborah Pawlowski, who resigned from the Board effective April 4, 2023, was considered independent based on the listing standards of Nasdaq during her service on our Board. In order to promote open discussion among independent directors, our Board has a policy of regularly conducting executive sessions of independent directors at scheduled meetings led by the lead independent director and at such other times requested by other independent directors. Executive sessions do not include directors who are not determined to be independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Fees

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum LLP in the years ended December 31, 2023 and 2022.

	(in thousands)
	2023	2022
Audit Fees(1)	$236.9	$221.5
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	54.6	164.7
Total Fees	$291.5	$386.2

(1)

“Audit Fees” are fees for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” are fees related to assurance and related services that are traditionally performed by an external auditor.
(3)	“Tax Fees” are fees related to tax advice and tax planning.
(4)

“All Other Fees” are billed for any services not included in the first three categories, including services such as reviewing our registration statements and providing related consents, and finance fees.

Pre-Approval Policy

The audit committee has adopted a policy to pre-approve all audit and permissible non-audit services. In its review of non-audit services, the audit committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services, and whether the service may enhance our ability to manage or control risk or improve audit quality. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8.

The following exhibits are incorporated by reference and filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation.	Form S-1	333-260655	3.1	November 1, 2021

3.2	Certificate of Amendment to the Certificate of Incorporation filed September 8, 2021.	Form S-1	333-260655	3.2	November 1, 2021

3.3	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022.	Form 10-Q	001-41371	3.1	June 21, 2022

3.4	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	Form 8-K	001-41371	3.1	January 25, 2023

3.5	Certificate of Amendment to Certificate of Incorporation, filed June 8, 2023.	Form 8-K	001-41371	3.1	June 9, 2023

3.6	Certificate of Amendment to the Certificate of Incorporation, filed November 7, 2023.	Form 8-K	001-41371	3.1	November 9, 2023

3.7	Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form S-1/A	333-260655	3.4	December 21, 2021

3.8	Amendment No. 1 to the Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form 8-K	001-41371	3.1	January 26, 2024

4.1	Common Stock Purchase Warrant, dated October 7, 2021.	Form S-1	333-260655	10.17b	November 1, 2021

4.2	Form of Subsequent Evergreen Common Stock Purchase Warrant.	Form S-1/A	333-260655	10.17d	March 24, 2022

4.3	Form of Warrant dated May 9, 2022.	Form S-1	333-268800	4.1	December 15, 2022

4.4	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.2	May 10, 2022

4.5	Form of Representative’s Warrant dated May 9, 2022.	Form 8-K	001-41371	4.1	May 10, 2022

4.6	Form of Warrant dated February 7, 2023.	Form 8-K	001-41371	4.1	February 8, 2023

4.7	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.3	February 8, 2023

4.8	Form of Representative’s Warrant dated February 7, 2023.	Form 8-K	001-41371	4.2	February 8, 2023

4.9	Form of Warrant dated September 8, 2023.	Form 8-K	001-41371	4.1	September 11, 2023

4.10	Form of Representative’s Warrant dated September 8, 2023.	Form 8-K	001-41371	4.2	September 11, 2023

4.11	Warrant Agency Agreement dated as of September 7, 2023 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41370	4.3	September 11, 2023

4.12	Description of Securities.	—	—	—	Filed herewith

10.1+	Executive Employment Agreement, by and between the Company and James E. Kras, dated as of August 18, 2021.	Form S-1	333-260655	10.15	November 1, 2021

10.2+	First Amendment to Executive Employment Agreement, by and between the Company and James E. Kras, dated as of January 18, 2022.	Form S-1/A	333-260655	10.27	January 19, 2022

10.3+	Executive Employment Agreement, by and between the Company and Michael C. James, dated as of August 18, 2021.	Form S-1	333-260655	10.16	November 1, 2021

10.4+	First Amendment to Executive Employment Agreement, by and between the Company and Michael C. James, dated as of January 18, 2022.	Form S-1/A	333-260655	10.28	January 19, 2022

10.5+±	Separation Agreement, dated January 24, 2024, between Edible Garden AG Incorporated and Michael James.	Form 8-K	001-41371	10.2	January 26, 2024

10.6+	Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form S-1/A	333-260655	10.22	January 19, 2022

10.7+	First Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41370	10.1	June 9, 2023

10.8+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 10-Q	001-41371	10.6	November 10, 2022

10.9	Secured Promissory Note by the Company in favor of Sament Capital Investments, Inc., dated March 30, 2020.	Form S-1	333-260655	10.3	November 1, 2021

10.10	Security Agreement, by and between Sament Capital Investments, Inc. and the Company, dated March 30, 2020.	Form S-1	333-260655	10.4	November 1, 2021

10.11	Assignment Agreement, dated November 15, 2023, by and between Sament Capital Investments, Inc. and the Assignees	—	—	—	Filed herewith

10.12	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022.	Form 8-K	001-41371	10.2	September 6, 2022

10.13	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.3	September 6, 2022

10.14	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.4	September 6, 2022

10.15	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022.	Form 8-K	001-41371	10.5	September 6, 2022

10.16+	Form of Indemnification Agreement.	Form 8-K	001-41371	10.1	January 26, 2024

10.17	Equity Distribution Agreement, dated February 6, 2024, by and between Edible Garden AG Incorporated and Maxim Group LLC.	Form 8-K	001-41371	1.1	February 7, 2024

10.18±#	Purchase Agreement: Fresh Cut Herbs & Basil, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.1	February 12, 2024

10.19±#	Purchase Agreement: Potted Herbs & Wheatgrass, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.2	February 12, 2024

10.20	Standard Merchant Cash Advance Agreement, dated as of March 12, 2024, by and between the Company and Cedar Advance LLC.	Form 8-K	001-41371	10.1	March 20, 2024

21.1	List of Subsidiaries.	Form S-1	333-268800	21.1	December 15, 2022

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Principal Executive Officer.	__	__	__	Filed herewith

31.2	Certification of the Principal Financial Officer.	__	__	__	Filed herewith

32.1	Section 1350 Certifications.	__	__	__	Filed herewith

97	Policy for the Recovery of Erroneously Awarded Compensation.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

		__	__	__	Filed herewith

104	Cover Page Interactive Data File	___	__	__	Filed herewith

+	Management contract or compensatory arrangement.
±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
#

Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K because the omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIBLE GARDEN AG INCORPORATED

By:	/s/ James E. Kras
James E. Kras
Chief Executive Officer and President (principal executive officer)

Date: April 1, 2024

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints James E. Kras and Kostas Dafoulas, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Kras	Chief Executive Officer, President and Director	April 1, 2024
James E. Kras	(principal executive officer)

/s/ Kostas Dafoulas	Interim Chief Financial Officer,	April 1, 2024
Kostas Dafoulas	(principal financial and accounting officer)

/s/ Pamela DonAroma	Director	April 1, 2024
Pamela DonAroma

/s/ Mathew McConnell	Director	April 1, 2024
Mathew McConnell

/s/ Ryan Rogers	Director	April 1, 2024
Ryan Rogers

