Form 10-Q
period 2024-03-31
Edible Garden AG Inc
filed 2024-05-15
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

As of May 6, 2024, the registrant had 549,392 shares of Common Stock, $0.0001 par value per share, outstanding.

Table of Content

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)

	March 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$388	$510
Accounts receivable, net	1,139	1,249
Inventory	814	678
Prepaid expenses and other current assets	276	210

Total current assets	2,617	2,647

Property, equipment and leasehold improvements, net	3,646	3,893
Intangible assets, net	46	47
Other assets	38	69

TOTAL ASSETS	$6,347	$6,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$5,145	$2,517
Short-term debt, net of discounts	4,438	387

Total current liabilities	9,583	2,904

Long-term liabilities:
Long-term debt, net of discounts	852	4,040

Total long-term liabilities	852	4,040

Total liabilities	10,435	6,944

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ DEFICIT:
Common stock ($0.0001 par value, 100,000,000 shares authorized, 307,820 and 285,282 shares outstanding as of March 31, 2024 and December 31, 2023, respectively (1))	1	1
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of March 31, 2024 and December 31, 2023)	-	-
Additional paid-in capital	30,148	29,971
Accumulated deficit	(34,237)	(30,260)

Total stockholders’ deficit	(4,088)	(288)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,347	$6,656

(1) Adjusted to reflect the stock splits as described in Note 1.

Table of Content

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per-share information)

	Three Months Ended March 31,
	2024	2023

Revenue	$3,132	$2,455
Cost of goods sold	3,109	2,479

Gross profit (loss)	23	(24)

Selling, general and administrative expenses	3,884	2,691

Loss from operations	(3,861)	(2,715)

Other expenses
Interest expense, net	(117)	(234)
Gain from extinguishment of debt	-	70
Other income / (loss)	1	-
Total other expenses	(116)	(164)

NET LOSS	$(3,977)	$(2,879)

Net Income / (Loss) per common share - basic and diluted (1)	$(13.65)	$(44.19)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	291,372	65,147

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for shares) (1)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	285,282	$1	-	$-	$29,971	$(30,260)	$(288)

Sale of common stock pursuant to Equity Distribution Agreement	16,538	-	-	-	139	-	139
Issuance of common stock to employees and consultants	6,000	-	-	-	38	-	38
Net Income (Loss)	-	-	-	-	-	(3,977)	(3,977)
Balance at March 31, 2024	307,820	$1	-	$-	$30,148	$(34,237)	$(4,088)

	Three months ending March 31, 2023
	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	18,136	$1	-	$-	$17,891	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offering, net of expenses	80,950	-	-	-	9,258	-	9,258
Issuance of common stock for Directors' fees	279	-	-	-	70	-	70
Issuance of common stock to employees and consultants	117	-	-	-	30	-	30
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(2,879)	(2,879)
Balance at March 31, 2023	99,482	$1	-	$-	$27,245	$(22,951)	$4,295

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,977)	$(2,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	9	-
Depreciation and amortization	302	334
Amortization of operating lease right of use asset	26	22
Amortization of debt discount	7	-
Gain from extinguishment of debt	-	(70)
Stock-based compensation	38	30
Stock issued to Directors	-	70
Change in operating assets and liabilities:
Accounts receivable	100	215
Inventory	(136)	(436)
Prepaid expenses and other current assets	(66)	(97)
Other assets	5	-
Accounts payable and accrued expenses	2,659	(497)
Operating lease liabilities	(26)	(11)
NET CASH USED FOR OPERATING ACTIVITIES	(1,059)	(3,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(55)	(361)
NET CASH USED FOR INVESTING ACTIVITIES	(55)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	1,050	175
Payment of debt issuance costs	(50)	-
Payments of debt principal, including related parties	(142)	(1,911)
Proceeds from sales of common stock from Equity Distribution Agreement	139	-
Payment of commissions related to sale of common stock	(5)	-
Proceeds from common stock and warrants issued in public offering	-	9,398
Payment of costs related to public offering	-	(140)
Payment of preferred stock dividends	-	(4)
NET CASH PROVIDED BY FINANCING ACTIVITIES	992	7,518

NET CHANGE IN CASH	(122)	3,838
Cash at beginning of period	510	110

CASH AT END OF PERIOD	$388	$3,948

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$95	$247

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$-	$152

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

EDIBLE GARDEN AG, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020 Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted.

We authorized 100,000 shares of common stock, par value $0.0001 per share (“common stock”), at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667. On June 8, 2023, we increased the number of authorized shares of common stock from 6,666,667 shares to 10,000,000 shares.

On November 10, 2023, we increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. On April 5, 2024, we declared a  1-for-20 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, nutraceuticals and hot sauce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at over 5,000 supermarkets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Table of Content

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2024 and December 31, 2023, and the unaudited condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, the Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements to Be Adopted in Future Periods

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The amendments in ASU 2023-07 primarily require entities to disclose certain significant segment expenses and other segment items on both an annual and interim basis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statement disclosures for the year ended December 31, 2025.

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

Table of Content

Trade Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $146,080 and $136,858 as of March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

During the three months ended March 31, 2024 and 2023, three customers accounted for approximately 78.7% and 69.0% of our total revenue, respectively. As of March 31, 2024, approximately 76.0% of our gross outstanding trade receivables were attributed to three customers, 41.0% of which was due from one customer. As of December 31, 2023, approximately 80.4% of our gross outstanding trade receivables were attributed to four customers, 41.1% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of March 31, 2024 and December 31, 2023.

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

Table of Content

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended March 31, 2024 and 2023:

	(in thousands)
	Three Months Ended,
	March 31, 2024	March 31, 2023
Herbs & Produce	$2,754	$1,943
Vitamins and Supplements	378	512
Total	$3,132	$2,455

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

On January 1, 2024, the Company and Meijer Distribution, Inc. (“Buyer”) entered into two agreements pursuant to which the Company will supply and sell products to Buyer (the “Agreements”). Under the Agreements, the Company will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by the Buyer at prices per unit set in advance by the Company and the Buyer. Under the Agreements, the Company and the Buyer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take effect after sixty days and any price decrease will be effective immediately. If the Company and the Buyer are unable to mutually agree on price increases, the Company will have the power to terminate the Agreements immediately.

Table of Content

In addition, under the agreement governing the purchase of potted herbs, the Company has agreed to fund the installation of fixtures in each of the Buyer’s stores to display the potted herbs in an aggregate amount estimated to be approximately $806,947. These payments will be made as a weekly deduction from the Company’s receivables from the Buyer.

The Agreements became effective as of January 1, 2024 and expire on December 31, 2026. The Agreements may be renewed for an additional two-year term upon the mutual agreement of the Company and the Buyer. The Agreements may be terminated by the Buyer without cause upon sixty days’ prior notice.

Management has determined the payments for the fixtures should be treated as a reduction in revenue under the guidance of ASC 606. As we do not expect the agreement to be terminated before the end of the three-year term, the aggregate cost of the fixtures of approximately $806,947 will be treated as a reduction in the transaction price of products sold to the Buyer during the three year term of the contract.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing, and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the three months ended March 31, 2024 and 2023, advertising expenses totaled $34,571 and $26,727, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2024 and 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

Table of Content

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision makers are the Chief Executive Officer and its Interim Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas.

NOTE 3 – INVENTORY

The following table summarizes inventory as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023

Raw materials	$288	$341
Work-in-progress	489	258
Finished goods	37	79

Total inventory	$814	$678

Table of Content

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023

Furniture and equipment	$1,276	$1,276
Computer hardware	7	6
Leasehold improvements	3,134	3,121
Vehicles	456	456
Land	202	202
Construction in progress	219	182

Subtotal	5,294	5,243
Less accumulated depreciation	(1,648)	(1,350)
Property, equipment and leasehold improvements, net	$3,646	$3,893

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2024 and 2023 was $301,582 and $333,536, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of March 31, 2024 and December 31, 2023:

		(in thousands)
		March 31, 2024			December 31, 2023
	Estimated	Gross		Net	Gross		Net
	Useful Life in Years	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(4)	$46	$50	(3)	$47
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(66)	$46	$112	$(65)	$47

Amortization expense for the three months ended March 31, 2024 and 2023 was $833. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $33,333.

Table of Content

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31, 2024	December 31, 2023

Accounts payable	$3,307	$1,233
General accrued expenses	107	3
Employee retention credit funds	865	865
Accrued interest payable	29	32
Accrued payroll	59	270
Accrued severance and Director's fees	647	-
Accrued vacation	122	80
Current lease liability	9	34

Total Accounts Payable and Accrued Expenses	$5,145	$2,517

Table of Content

NOTE 7 – NOTES PAYABLE

The following table summarizes notes payable as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023
Secured promissory note	$3,106	$3,106
Future receivables financing agreement with Cedar Advance, LLC	1,003	-
NJD Investments, LLC promissory note	791	864
SBA loan	150	150
Vehicle loans	305	325
Total Gross Debt	$5,355	$4,445

Less: Gross short term debt	(4,438)	(387)
Less: Debt discount	(65)	(18)
Net Long Term Debt	$852	$4,040

Scheduled maturities of long-term debt as of March 31, 2024, are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	Cedar Advance, LLC loan	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2024 (remaining)	-	1,003	228	-	65	1,296
2025	3,106	-	316	-	92	3,514
2026	-	-	247	-	82	329
2027	-	-	-	-	59	59
Thereafter	-	-	-	150	7	157
Total	$3,106	$1,003	$791	$150	$305	$5,355

Secured Promissory Note

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The First Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The First Sament Note is secured by the Company’s operating assets purchased from the Predecessor. On November 15, 2023, Sament assigned the note to various third parties who are not affiliated with the Company. As of March 31, 2024, the total outstanding balance of $3,106,458 is included in “Short-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the unamortized discount related to the promissory note was $16,068 and $19,429, respectively. Total accrued interest on the First Sament Note as of March 31, 2024 and December 31, 2023 was $9,363.

Table of Content

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

Future Receivables Financing Agreement with Cedar Advance, LLC

On March 14, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar Agreement”) with Cedar Advance LLC (“Cedar”), dated as of March 12, 2024, pursuant to which the Company sold to Cedar $1,491,000 of its future accounts receivable for a purchase price of $1,050,000, less fees and expenses of $50,000, for net funds provided of $1,000,000.

Pursuant to the Cedar Agreement, Cedar is expected to withdraw $53,250 a week directly from the Company’s bank account until the $1,491,000 due to Cedar under the Cedar Agreement is paid in full. To secure the Company’s obligations under the Cedar Agreement, the Company granted Cedar a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, can enforce its security interest in the Collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Cedar Agreement.

As of March 31, 2024, the total outstanding balance of $1,003,187 is included in “Short-term debt, net of discounts” on the consolidated balance sheet. Subsequent to March 31, 2024, the Company entered into an amended and restated agreement with Cedar. See Note 12, “Subsequent Events.”

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company entered into a promissory note (the “NJDI Note”) for $1,136,000 with NJDI in connection with its purchase of the assets of 2900 Madison Ave. SE, Grand Rapids, Michigan (“the Property”). The NJDI Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company makes monthly payments of principal and interest of $28,089. The NJDI Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of March 31, 2024 and December 31, 2023, $305,726 and $300,683 of the outstanding balance is included in “Short-term debt, net of discounts” and $484,872 and $563,685 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Table of Content

Small Business Administration (“SBA”) Loans

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, total accrued interest on the SBA Loan was $19,208 and $18,756, respectively.

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

As of March 31, 2024, $88,464 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $216,233 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

As of December 31, 2023, $85,885 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $239,343 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

2024 Equity Distribution Agreement

On February 7, 2024, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim” or the “sales agent”), relating to shares of our common stock. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our common stock, $0.0001 par value per share (“common stock”), having an aggregate offering price of up to $1,146,893 (the “Aggregate Offering Amount”) from time to time through Maxim acting as our agent. The offering of shares of our common stock pursuant to the Equity Distribution Agreement will terminate upon the earliest of (i) February 6, 2025, (ii) the sale of a number of shares of common stock equal to the Aggregate Offering Amount, and (iii) the termination of the Equity Distribution Agreement by written notice of us or Maxim. Maxim will be entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the three months ended March 31, 2024, we sold 16,538 shares of common stock for total gross proceeds of $139,060 and paid commissions to Maxim of $4,867.

Table of Content

2023 Public Offering

On February 7, 2023, the Company issued an aggregate of 80,950 shares of common stock and warrants to purchase an aggregate of 93,093 shares of common stock (“February Follow-On Warrants”) pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”) and raised approximately $10.2 million in gross proceeds. The February Follow-On Warrants, which became exercisable on February 7, 2023, grant the holder the right to purchase one share of common stock at an exercise price equal to $126.00 per share. The February Follow-On Warrants expire on February 7, 2028. In addition to customary cashless exercise, the holders have the right to effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of common stock issuable is equal to the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of the February Follow-On Warrant if it was exercised for cash and (ii) 0.5. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 4,048 shares of Common Stock at an exercise price of $139.60 per share. These warrants became exercisable on August 2, 2023 and will expire on February 2, 2028.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of March 31, 2024 and December 31, 2023, 307,820 and 285,282 common shares were issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued 22,538 shares of common stock, as summarized below:

Number of Shares

Sale of common stock pursuant to Equity Distribution Agreement	16,538
Issuances of common stock to employees and consultants	6,000
Total of common stock issuances during the three months ended March 31, 2024	22,538

Summary table of common stock share transactions:
Shares outstanding at December 31, 2023	285,282
Common stock issuances	22,538
Shares outstanding at March 31, 2024	307,820

Table of Content

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

On June 8, 2023 the stockholders of the Company approved the First Amendment to the 2022 Plan, which increased the number of shares of common stock reserved for issuance thereunder by 15,000 shares and extended the term of the 2022 Plan until June 8, 2033.

During the three months ended March 31, 2024, the Company issued 6,000 restricted stock awards to employees and consultants of the Company as compensation. We recognized stock-based compensation expense of $38,280 for the awards, which vested immediately.

Shares available for future stock compensation grants totaled 9,957 at March 31, 2024.

Warrants

There was no warrant activity during the three months ended March 31, 2024. Total outstanding warrants of 179,345 as of March 31, 2024 and December 31, 2023 have a weighted-average exercise price per share of $133.65.

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

During the three months ended March 31, 2024, total operating lease cost was $73,445, of which $46,685 was associated with short-term leases. During the three months ended March 31, 2023, total operating lease cost was $75,170, of which $48,410 was associated with short-term leases. As of March 31, 2024 and December 31, 2023, short term lease liabilities of $8,791 and $34,415 are included within “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively.

Table of Content

The table below presents total operating lease assets and lease liabilities as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023
Operating lease assets	$4	$34
Operating lease liabilities	$9	$34

The table below presents the maturities of operating lease liabilities as of March 31, 2024:

(in thousands)
Operating
Leases
2024 (remaining)	9
Total lease payments	9
Total operating lease liabilities	$9

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

March 31,
2024
Remaining lease term (months)	1
Discount rate	17.5%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. The Company granted Mr. James a restricted stock award with a fair value equal to $25,000 as of April 2, 2024.

As described in detail in Note 2, "Summary of Significant Accounting Policies,” on February 8, 2024, the Company entered into two agreements with the Buyer to supply and sell products over a three-year period. Pursuant to the agreement, the Company will pay approximately $806,947 to the Buyer for product displays and fixtures during 2024. In the quarter ended March 31, 2024, the Company funded $329,290 of this commitment.

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

Table of Content

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the three months ended March 31, 2024, we incurred a net loss of $4.0 million. We expect to experience further significant net losses in the foreseeable future. As of March 31, 2024, we had cash available for operations of $0.4 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding our ability to continue raise capital and to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On May 7, 2024, the Company entered into an amended and restated standard merchant cash advance agreement (the “Restated Agreement”) with Cedar, dated as of May 3, 2024, that amends and restates the Cedar Agreement. Under the Restated Agreement, the Company sold to Cedar an additional $994,000 of its future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Pursuant to the Restated Agreement, we are required to pay Cedar 35.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,000 a week directly from the Company’s bank account until the $2,485,000 due to Cedar under the Restated Agreement is paid in full. Except as amended by the Restated Agreement, the remaining terms of the Cedar Agreement remain in full force and effect.

Table of Content

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	the departure of members of our management team;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our ability to regain compliance with the listing standards of Nasdaq;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
•	the potential lack of liquidity and trading of our securities;

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other reports filed with the Securities and Exchange Commission (“SEC”).

Table of Content

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

Table of Content

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

RECENT DEVELOPMENTS

Departure of Chief Financial Officer

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. The Company granted Mr. James a restricted stock award with a fair value equal to $25,000 as of April 2, 2024.

Equity Distribution Agreement

On February 6, 2024, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of common stock through the Agent in an at-the-market offering for an aggregate offering price of up to $1,146,893. To date, the Company has received net proceeds of $1.1 million after deducting the Agent’s commission of 3.5% of the gross proceeds and other offering expenses from the sale of 181,710 shares of common stock under the EDA.

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

Under the Supply Agreements, the Company agreed to fund the installation of fixtures in each of the Buyer’s stores to display potted herbs in an aggregate amount estimated to be $806,947. These payments will be made as a weekly deduction from the Company’s receivables from the Buyer. The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but may be terminated by the Buyer without cause upon sixty days’ prior notice.

Table of Content

Cedar Cash Advance Agreement

On March 14, 2024, the Company entered into a standard merchant cash advance agreement (the “Advance Agreement” with Cedar Advance LLC (“Cedar”), pursuant to which the Company agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, the Company entered into an amended and restated standard merchant cash advance agreement (the “Restated Agreement”) with Cedar that amends and restates the Advance Agreement. Except as amended by the Restated Agreement, the remaining terms of the Advance Agreement remain in full force and effect. Under the Restated Agreement, the Company sold to Cedar an additional $994,000 of its future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Pursuant to the Restated Agreement, the Company is required to pay Cedar 35.0% of all funds collected from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,000 of funds from Edible Garden’s bank account until such time a reconciliation is provided calculating the 35.0% of collections owed to Cedar, until such time the total balance of $2,485,000 is repaid. The Restated Agreement is collateralized by the Company’s cash and receivable accounts. In the event of a default (as defined in the Restated Agreement), Cedar, among other remedies, can enforce its security interest in the collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Restated Agreement.

Reverse Stock Split

As of April 5, 2024, we effected a 1-for-20 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split.

Nasdaq Compliance

On April 11, 2024, we received letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we do not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) and Nasdaq Listing Rule 5550(a)(4), which requires us to have a minimum of 500,000 publicly held shares (the “Publicly Held Shares Rule”). These notices of noncompliance have no immediate impact on the continued listing or trading of our securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq continued listing requirements. By May 28, 2024, we must submit a plan to Nasdaq showing how we intend to regain compliance with the Stockholders’ Equity Rule. Because there are 549,392 shares of common stock outstanding as of May 6, 2024, (of which 3,360 are held by our officers and directors), we believe we are in compliance with the Publicly Held Shares Rule.

We intend to take all reasonable measures available to regain compliance under Nasdaq’s listing rules and remain listed on Nasdaq. There can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing. If we do not regain compliance with Nasdaq’s listing rules within the time period permitted by Nasdaq, then our securities will be delisted from Nasdaq.

On April 19, 2024, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Rule 5550(a)(2).

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

Table of Content

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

Table of Content

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands):	Three Months Ended March 31,
	2024	2023
Revenue	$3,132	$2,455
Cost of goods sold	3,109	2,479
Gross profit	23	(24)

Selling, general and administrative expenses	3,884	2,691
Loss from operations	(3,861)	(2,715)

Other expenses
Interest expenses, net	(117)	(234)
Gain from extinguishment of debt	-	70
Other income / (loss)	1	-
Total other expenses	(116)	(164)
NET LOSS	$(3,977)	$(2,879)

Revenue

Revenue was $3.132 million for the three months ended March 31, 2024, compared to $2.455 million for the three months ended March 31, 2023. The increase in revenue of $677 thousand, or 27.6%, was primarily attributed to an increase in customer demand for our cut herbs and potted herbs products. Revenue from cut herbs increased from $412 thousand in the three months ended March 31, 2023 to $997 thousand in the three months ended March 31, 2024. Revenue from potted herbs increased from $1.1 million in the three months ended March 31, 2023 to $1.4 million in the three months ended March 31, 2024. Offsetting these increases was a decrease in vitamins and supplements revenue of $190 thousand, from $589 thousand in the three months ended March 31, 2023 to $399 thousand in the three months ended March 31, 2024.

During the three months ended March 31, 2024, total revenue was reduced by approximately $67 thousand as we adjusted the transaction price of our sales to a customer to account for funds we agreed to pay to the customer for the installation of fixtures in their stores. See Note 2, "Summary of Significant Accounting Policies.”

Cost of goods sold

Cost of goods sold were $3.109 million for the three months ended March 31, 2024, compared to $2.479 million for the three months ended March 31, 2023. Cost of goods sold increased $630 thousand, or 25.4%, in line with the increase in revenue for the same period.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $3.884 million for the three months ended March 31, 2024, compared to $2.691 million for the three months ended March 31, 2023. SG&A increased $1.193 million, or 44.3%, due to a one-time severance charge of $0.6 million and higher audit, accounting and legal fees related to the departure of our Chief Financial Officer.

Loss from operations

Higher SG&A expense resulted in a loss from operations of $3.861 million for the three months ended March 31, 2024, compared to $2.715 million for the three months ended March 31, 2023. The increase in net loss from operations was $1.146 million, or 42.2% compared with the three months ended March 31, 2023.

Table of Content

Interest expense

Interest expense was $117 thousand for the three months ended March 31, 2024, compared to $234 thousand for the three months ended March 31, 2023. Lower interest expense was related to paying off debt previously outstanding with proceeds from public offerings.

Gain from extinguishment of debt

During the three months ended March 31, 2023, the Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to our Predecessor company.

Net loss

Net loss was $3.977 million for the three months ended March 31, 2024, compared to a net loss of $2.879 million for the three months ended March 31, 2023. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $3.977 million during the three months ended March 31, 2024 and $10.188 million during the twelve months ended December 31, 2023. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, repayment of indebtedness, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through public equity offerings, term loan borrowings, accounts receivable financing, convertible notes, and related party loans.

As of March 31, 2024 and December 31, 2023, we had $388 thousand and $510 thousand in cash and cash equivalents available, respectively. During the three months ended March 31, 2024, we used $1.06 million of cash for operating activities. As of March 31, 2024 and December 31, 2023, we had a working capital deficit of $6.966 million and $257 thousand, respectively. As of March 31, 2024 and December 31, 2023, we had $5.290 million and $4.427 million of total debt outstanding, respectively. To meet our cash needs, we entered into the Advance Agreement and the Restated Agreement, raised approximately $1.1 million in an at-the-market offering and are implementing cost savings strategies. See “Capital Resources” below for additional details.

Table of Content

We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024.

Capital Resources

On February 6, 2024, we entered into the EDA with Maxim as sales agent, pursuant to which we may, from time to time, issue and sell shares of common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $1,146,893. To date, we have received net proceeds of approximately $1.1 million from the sale of common stock under the EDA after deducting Maxim’s commission of 3.5% of the gross proceeds and other offering expenses.

On March 14, 2024, we entered into the Advance Agreement with Cedar, pursuant to which we agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, we entered into the Restated Agreement with Cedar, pursuant to which we sold Cedar an additional $994,000 of our future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Pursuant to the Restated Agreement, we are required to pay Cedar 35.0% of all funds collected weekly from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,000 of funds from our bank account until such time a reconciliation is provided calculating the 35.0% of collections owed to Cedar, until such time the total balance of $2,485,000 is repaid. The Restated Agreement is collateralized by our cash and receivable accounts. In the event of a default (as defined in the Restated Agreement), Cedar, among other remedies, can enforce its security interest in the collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Restated Agreement.

For more information on our outstanding debt as of March 31, 2024 and December 31, 2023, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the three months ended March 31, 2024 and 2023, cash used for operating activities was $1.059 million and $3.319 million, respectively. Cash expenditures for the three months ended March 31, 2024 decreased primarily due to a decrease in payments to vendors, higher collections and the impact of depreciation, offset by a higher operating loss.

Table of Content

Investing activities

During the three months ended March 31, 2024 and 2023, cash used in investing activities was $55 thousand and $361 thousand, respectively. The decrease was due to lower purchases of property, equipment and leasehold improvements.

Financing activities

During the three months ended March 31, 2024 and 2023, cash provided by financing activities was $992 thousand and $7.518 million, respectively. The decrease in cash provided by financing activities was primarily driven by completion of the February 2023 public offering, which resulted in a net cash inflow after offering expenses of $9.26 million in the prior period. The decrease was offset by an increase in net proceeds from debt of $2.59 million in the three months ended March 31, 2024 versus the prior period, as proceeds from debt issuances were higher and payments of debt principal were lower in the current versus the prior period. The decrease was also offset by $134 thousand of proceeds from the EDA, net of commissions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of March 31, 2024, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

Table of Content

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our common stock. The risks described below and in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On April 11, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we do not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under the Stockholders’ Equity Rule because: (i) our stockholders’ equity was less than the required minimum of $2,500,000; and (ii) as of August 19, 2022, we did not meet the alternative compliance standards of market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of March 31, 2024, our stockholders’ deficit is $4,088,000 and, we have not regained compliance with the Stockholders’ Equity Rule.

In addition, on April 11, 2024, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that we were not in compliance with the Publicly Held Shares Rule, which requires us to have a minimum of 500,000 publicly held shares. This notice of noncompliance has no immediate impact on the continued listing or trading of our securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq continued listing requirements. We have until May 28, 2024 to submit a letter to Nasdaq with our plan to regain compliance with the Stockholders’ Equity Rule and the Publicly Held Shares Rule. If Nasdaq does not accept our plan, Nasdaq will provide notice that our common stock will be subject to delisting, and we would then be entitled to appeal that determination to a Nasdaq hearings panel.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

•	we may be unable to raise equity capital on acceptable terms or at all;
•	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•	holders may be unable to sell or purchase our securities when they wish to do so;
•	we may become subject to stockholder litigation;
•	we may lose the interest of institutional investors in our common stock;
•	we may lose media and analyst coverage;
•	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

Table of Content

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
10.1+	Form of Indemnification Agreement.	8-K	001-41371	January 26, 2024
10.2+±	Separation Agreement, dated January 24, 2024, between Edible Garden AG Incorporated and Michael James.	8-K	001-41371	January 26, 2024
10.3	Equity Distribution Agreement, dated February 6, 2024, by and between Edible Garden AG Incorporated and Maxim Group LLC.	8-K	001-41371	February 7, 2024
10.4±#	Purchase Agreement: Fresh Cut Herbs & Basil, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	8-K	001-41371	February 12, 2024
10.5±#	Purchase Agreement: Potted Herbs & Wheatgrass, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	8-K	001-41371	February 12. 2024
10.6	Standard Merchant Cash Advance Agreement, dated as of March 12, 2024, by and between the Company and Cedar Advance LLC.	8-K	001-41371	March 20, 2024
10.7	Amended and Restated Standard Merchant Cash Advance Agreement, dated as of May 3, 2024, by and between the Company and Cedar Advance LLC.	8-K	001-41371	May 8, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101).			Filed herewith

+	Management contract or compensatory arrangement.
±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
#

Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K because the omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIBLE GARDEN AG INCORPORATED

By:	/s/ James E. Kras
James E. Kras
Chief Executive Officer and President (principal executive officer)

By:	/s/ Kostas Dafoulas
Kostas Dafoulas
Interim Chief Financial Officer (principal financial and accounting officer)

Date: May 15, 2024

