Form 10-Q
period 2024-06-30
Edible Garden AG Inc
filed 2024-08-14
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 10, 2024, the registrant had 3,160,392 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except shares)

	June 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$2,188	$510
Accounts receivable, net	3,080	1,249
Inventory	891	678
Prepaid expenses and other current assets	146	210

Total current assets	6,305	2,647

Property, equipment and leasehold improvements, net	3,499	3,893
Intangible assets, net	45	47
Other assets	34	69

TOTAL ASSETS	$9,883	$6,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$3,719	$2,517
Short-term debt, net of discounts	4,901	387

Total current liabilities	8,620	2,904

Long-term liabilities:
Long-term debt, net of discounts	752	4,040
Long-term lease liabilities	-	-

Total long-term liabilities	752	4,040

Total liabilities	9,372	6,944

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 3,160,392 and 285,282 shares outstanding as of June 30, 2024 and December 31, 2023, respectively (1))	1	1
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of June 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	36,679	29,971
Accumulated deficit	(36,169)	(30,260)

Total stockholders’ equity (deficit)	511	(288)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,883	$6,656

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per-share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$4,268	$4,221	$7,401	$6,676
Cost of goods sold	2,702	3,668	5,811	6,148

Gross profit	1,566	553	1,590	528

Selling, general and administrative expenses	2,748	2,380	6,632	5,071

Loss from operations	(1,182)	(1,827)	(5,042)	(4,543)

Other income (expenses)
Interest expense, net	(419)	(44)	(536)	(277)
Gain (Loss) from extinguishment of debt	(335)	-	(335)	70
Employee retention credit	-	1,233	-	1,233
Other income / (loss)	4	-	4	-
Total other income (expenses)	(750)	1,189	(867)	1,026

NET LOSS	$(1,932)	$(638)	$(5,909)	$(3,517)

Net Income / (Loss) per common share - basic and diluted (1)	$(1.21)	$(4.83)	$(5.21)	$(35.60)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	1,591,355	132,074	1,134,612	98,795

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except for shares) (1)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	307,820	$1	$30,148	$(34,237)	$(4,088)

Issuance of common stock and warrants in public offering, net of expenses	2,437,000	-	5,498	-	5,498
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	165,172	-	1,008	-	1,008
Issuance of common stock as payment of severance	3,502	-	25	-	25
Issuance of common stock to round up shares due to stock split	72,898	-	-	-	-
Exercises of common stock warrants	174,000	-	-	-	-
Net Income (Loss)	-	-	-	(1,932)	(1,932)
Balance at June 30, 2024	3,160,392	$1	$36,679	$(36,169)	$511

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2023	99,482	$-	$27,246	$(22,951)	$4,295

Issuance of common stock for Directors' fees	70	-	3	-	3
Exercises of warrants	41,802	-	-	-	-
Net Income (Loss)	-	-	-	(638)	(638)
Balance at June 30, 2023	141,354	$-	$27,249	$(23,589)	$3,660

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except for shares) (1)

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	285,282	$1	-	$-	$29,971	$(30,260)	$(288)

Issuance of common stock and warrants in public offering, net of expenses	2,437,000	-	-	-	5,498	-	5,498
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	181,710	-	-	-	1,147	-	1,147
Issuance of common stock as payment of severance	3,502	-	-	-	25	-	25
Issuance of common stock to employees and consultants	6,000	-	-	-	38	-	38
Issuance of common stock to round up shares due to stock split	72,898	-	-	-	-	-	-
Exercises of common stock warrants	174,000	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(5,909)	(5,909)
Balance at June 30, 2024	3,160,392	$1	-	$-	$36,679	$(36,169)	$511

	Common Stock		Preferred Series A		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	18,136	$1	-	$-	$17,892	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offering, net of expenses	80,950	-	-	-	9,258	-	9,258
Exercises of warrants	41,802	-	-	-	-	-	-
Issuance of common stock for Directors' fees	349	-	-	-	73	-	73
Issuance of common stock to employees and consultants	117	-	-	-	30	-	30
Series A Preferred dividend	-	-	-	-	(4)	-	(4)
Net Income (Loss)	-	-	-	-	-	(3,517)	(3,517)
Balance at June 30, 2023	141,354	$1	-	$-	$27,249	$(23,589)	$3,660

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,909)	$(3,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	18	-
Depreciation and amortization	562	707
Amortization of operating lease right of use asset	34	44
Amortization of debt discount	35	5
(Gain) / Loss on extinguishment of debt	335	(70)
Stock-based compensation	38	30
Stock issued for payment of Severance	25	-
Stock issued to Directors	-	73
Other non-cash expenses	3	5
Change in operating assets and liabilities:
Accounts receivable	(1,849)	(1,568)
Inventory	(213)	104
Prepaid expenses and other current assets	64	(115)
Accounts payable and accrued expenses	1,242	(1,222)
Operating lease liabilities	(34)	(44)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(5,649)	(5,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(167)	(591)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(167)	(591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	2,453	175
Payments of debt principal, including related parties	(1,461)	(2,012)
Payment of debt issuance costs	(138)	-
Proceeds from sales of common stock from Equity Distribution Agreement	1,187	-
Payment of commissions related to sale of common stock	(45)	-
Proceeds from common stock and warrants issued in public offering	5,998	9,398
Payment of costs related to public offering	(500)	(140)
Payment of preferred stock dividends	-	(4)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	7,494	7,417

NET CHANGE IN CASH	1,678	1,258
Cash at beginning of period	510	110

CASH AT END OF PERIOD	$2,188	$1,368

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$557	$275

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$-	$152

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020, Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2024 and December 31, 2023, the unaudited condensed consolidated results of operations for the three and six-month periods ended June 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $87,858 and $136,858 as of June 30, 2024 and December 31, 2023, respectively.

Concentrations of Credit Risk

During the six months ended June 30, 2024, five customers accounted for approximately 76.3% of our total revenue. During the six months ended June 30, 2023, five customers accounted for approximately 81.0% of our total revenue.

As of June 30, 2024, approximately 90.8% of our gross outstanding trade receivables were attributed to six customers, 24.9% of which was due from one customer. As of December 31, 2023, approximately 80.4% of our gross outstanding trade receivables were attributed to four customers, 41.1% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $1,948,548 and $413,701 as of June 30, 2024 and December 31, 2023, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of June 30, 2024 and December 31, 2023.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 4, “Property, Equipment and Leasehold Improvements, Net” for further information.

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment. "Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or if a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period the impairment is identified.

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

Disaggregation of Revenue

The following tables includes revenue disaggregated by revenue stream for the three and six months ended June 30, 2024 and 2023:

	(in thousands)
	Three Months Ended,
	June 30, 2024	June 30, 2023
Herbs, Produce & Floral	$3,835	$3,887
Vitamins and Supplements	433	334
Total	$4,268	$4,221

	(in thousands)
	Six Months Ended,
	June 30, 2024	June 30, 2023
Herbs, Produce & Floral	$6,589	$5,830
Vitamins and Supplements	812	846
Total	$7,401	$6,676

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

In addition, under the agreement governing the purchase of potted herbs, the Company agreed to fund the installation of fixtures in each of the Buyer’s stores to display the potted herbs in an aggregate amount of $806,947. These payments were made as a weekly deduction from the Company’s receivables from the Buyer.

The Agreements became effective as of January 1, 2024 and expire on December 31, 2026. The Agreements may be renewed for an additional two-year term upon the mutual agreement of the Company and the Buyer. The Agreements may be terminated by the Buyer without cause upon sixty days’ prior notice.

Management has determined the payments for the fixtures should be treated as a reduction in revenue under the guidance of ASC 606. As we do not expect the agreement to be terminated before the end of the three-year term, the aggregate cost of the fixtures of approximately $806,947 will be treated as a reduction in the transaction price of products sold to the Buyer during the three-year term of the contract.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing, and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $73,584 and $29,152 during the six months ended June 30, 2024 and 2023, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2024 and 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

The following table summarizes inventory as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023

Raw materials	$577	$341
Work-in-progress	299	258
Finished goods	15	79

Total inventory	$891	$678

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023
	$-	$-
Furniture and equipment	1,297	1,276
Computer hardware	8	6
Leasehold improvements	3,134	3,121
Vehicles	456	456
Land	202	202
Construction in progress	308	182

Subtotal	5,405	5,243
Less accumulated depreciation	(1,906)	(1,350)

Property, equipment and leasehold improvements, net	$3,499	$3,893

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2024 and 2023 was $560,073 and $705,118, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of June 30, 2024 and December 31, 2023:

		(in thousands)
		June 30, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(5)	$45	$50	$(3)	$47
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(67)	$45	$112	$(65)	$47

Amortization expense for the six months ended June 30, 2024 and 2023 was $1,667. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $28,333.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30, 2024	December 31, 2023

Accounts payable	$1,638	$1,233
Accrued expenses	410	3
Employee retention credit funds	865	865
Accrued interest payable	29	32
Accrued payroll	259	270
Accrued severance and Director's Fee	380	-
Accrued vacation	138	80
Current lease liability	-	34

Total Accounts Payable and Accrued Expenses	$3,719	$2,517

NOTE 7 – NOTES PAYABLE

Notes payable as of June 30, 2024 and December 31, 2023 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Secured promissory note	$3,106	$3,106
Future receivables financing agreement with Cedar Advance, LLC	1,479	-
NJD Investments, LLC promissory note	716	864
SBA loan	150	150
Vehicle loans	284	325
Total Gross Debt	$5,735	$4,445

Less: Gross short term debt	(4,983)	(387)
Less: Long-term debt discount	-	(18)
Net Long Term Debt	$752	$4,040

Scheduled maturities of debt as of June 30, 2024, are as follows (in thousands):

Years Ending December 31,	Secured Promissory Notes	Cedar Advance, LLC loan	NJD Investments, LLC Promissory Note	SBA Loan	Vehicle Loans	Total
2024 (remaining)	-	1,230	153	-	44	1,427
2025	3,106	249	316	-	92	3,763
2026	-	-	247	-	82	329
2027	-	-	-	-	59	59
Thereafter	-	-	-	150	7	157
Total	$3,106	$1,479	$716	$150	$284	$5,735

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The First Sament Note accrues interest at a rate of 3.5% per annum on a 360-day year basis and matures March 30, 2025. The First Sament Note is secured by the Company’s operating assets purchased from the Predecessor. On November 15, 2023, Sament assigned the note to various third parties who are not affiliated with the Company. As of June 30, 2024, the total outstanding balance of $3,106,458 is included in “Short-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the unamortized discount related to the promissory note was $12,446 and $19,429, respectively. Total accrued interest on the First Sament Note as of June 30, 2024 and December 31, 2023 was $9,363.

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

Pursuant to the Cedar Agreement, Cedar was expected to withdraw $53,250 a week directly from the Company’s bank account until the $1,491,000 due to Cedar under the Cedar Agreement is paid in full. To secure the Company’s obligations under the Cedar Agreement, the Company granted Cedar a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, can enforce its security interest in the Collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Cedar Agreement.

On May 7, 2024, the Company entered into an amended and restated standard merchant cash advance agreement (the “Restated Agreement”) with Cedar, dated as of May 3, 2024, that amended and restated the Cedar Agreement. Under the Restated Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $544,250 after pay-off of the remaining amount due under the Cedar Agreement of $1,118,250 and fees and expenses of $87,500. Pursuant to the Restated Agreement, the Company is required to pay Cedar 35.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Restated Agreement is paid in full. Except as amended by the Restated Agreement, the remaining terms of the Cedar Agreement remain in full force and effect.

Management determined the Restated Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $344,805 during the six months ended June 30, 2024. Unamortized financing fees on the loan totaled $69,551 as of June 30, 2024.

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of June 30, 2024 and December 31, 2023, $308,279 and $300,683 of the outstanding balance is included in “Short-term debt, net of discounts” and $407,622 and $563,685 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Small Business Administration (“SBA”) Loans

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, total accrued interest on the SBA Loan was $19,357 and $18,756, respectively.

Vehicle Loans

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

As of June 30, 2024, $89,948 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $193,615 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

As of December 31, 2023, $85,885 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $239,343 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

2024 Public Offering

On May 23, 2024, the Company completed a best-efforts public offering (the “2024 Offering”) of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A warrant (“ Class A Warrant”) to purchase one share of common stock and one Class B warrant (“Class B Warrant,” together with the Class A Warrants, the “Warrants”) to purchase one share of common stock at a purchase price of $2.26 per unit; and (ii) 218,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrant”), one Class A Warrant and one Class B Warrant at a purchase price of $2.25 per unit.

The Warrants had an exercise price of $2.26 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of Class A Warrants, will expire on May 23, 2029, and in the case of Class B Warrants, will expire on November 23, 2025. The Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the Warrants became $1.49 on June 22, 2024. The exercise price of the Class A and Class B Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such Warrants.

Subject to certain ownership limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $0.01 per share of common stock any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the 2024 Offering, on May 22, 2024, the Company also entered into a placement agency agreement (the “Placement Agreement”) pursuant to which Maxim Group LLC (the “Placement Agent”) served as the exclusive placement agent in connection with the 2024 Offering. The Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the 2024 Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to the Placement Agent warrants to purchase up to an aggregate of 132,750 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $2.26 per share and have substantially the same terms as the Class A Warrants, except the Placement Agent Warrants were not subject to an exercise price reset and are not exercisable until November 18, 2024.

The Company received gross proceeds of $5,998,120 from the 2024 Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

2024 Equity Distribution Agreement

On February 7, 2024, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim” or the “sales agent”), pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 (the “Aggregate Offering Amount”) from time to time through the sales agent. The offering under the Equity Distribution Agreement terminated when the Company sold the Aggregate Offering Amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the six months ended June 30, 2024, the Company sold 181,710 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to Maxim of $40,141.

2023 Public Offering

On February 7, 2023, the Company issued an aggregate of 80,950 shares of common stock and warrants to purchase an aggregate of 93,093 shares of common stock (“February Follow-On Warrants”) pursuant to an underwriting agreement between the Company and Maxim Group LLC, as representative of the underwriters (the “Representative”) and raised approximately $10.2 million in gross proceeds. The February Follow-On Warrants, which became exercisable on February 7, 2023, grant the holder the right to purchase one share of common stock at an exercise price equal to $126.00 per share. The February Follow-On Warrants expire on February 7, 2028. In addition to customary cashless exercise, the holders had the right to effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of common stock issuable is equal to the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of the February Follow-On Warrant if it was exercised for cash and (ii) 0.5. Also on February 7, 2023, the Company issued warrants to the Representative to purchase up to 4,048 shares of Common Stock at an exercise price of $139.60 per share. These warrants became exercisable on August 2, 2023 and will expire on February 2, 2028.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. On April 5, 2024, we effected a 1-for-20 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split. As of June 30, 2024 and December 31, 2023, 3,160,392 and 285,282 common shares were issued and outstanding, respectively. During the six months ended June 30, 2024, the Company issued 2,875,110 shares of common stock, as summarized below:

Number of Shares
Issuances of common stock in public offering	2,437,000
Sale of common stock pursuant to Equity Distribution Agreement	181,710
Exercises of warrants	174,000
Issuances of common stock to employees and consultants	6,000
Issuance of common stock as payment for severance	3,502
Issuance of common stock to round up shares due to stock split	72,898
Common stock issued during the six months ended June 30, 2024	2,875,110

Summary table of common stock share transactions:
Shares outstanding at December 31, 2023	285,282
Common stock issuances	2,875,110
Shares outstanding at June 30, 2024	3,160,392

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

During the six months ended June 30, 2024, the Company issued 6,000 restricted stock awards to employees and consultants of the Company as compensation. We recognized stock-based compensation expense of $38,280 for the awards, which vested immediately. Also during the six months ended June 30, 2024, the Company issued 3,502 shares of common stock with a fair value of $25,000 for payment of accrued severance.

Shares available for future stock compensation grants totaled 6,455 at June 30, 2024. The Board approved an amendment to the 2022 Plan that, subject to approval of the Company’s stockholders at the Company’s annual meeting of stockholders, would increase the number of shares available for grant under the 2022 Plan by 650,000 shares.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding December 31, 2023	179,345	$133.65
Warrants issued in public offering	5,660,750	1.45
Warrants exercised	(174,000)	0.01
Outstanding at June 30, 2024	5,666,095	$5.68

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

During the six months ended June 30, 2024, the Company was party to an ongoing arrangement with our predecessor company, Edible Garden Corp., whereby the Company made lease payments of approximately $21,860 per month to the lessor of the land on which our flagship facility is built and for which our predecessor company is the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”.

During the six months ended June 30, 2024, total operating lease cost was $151,621, all of which was associated with short-term leases. During the six-month period ended June 30, 2023, total operating lease cost was $146,392, of which $53,250 was associated with short-term leases. As of December 31, 2023, a short-term lease liability of $34,415 is included within “Accounts Payable and Accrued Expenses” on the condensed consolidated balance sheet.

The table below presents total operating lease assets and lease liabilities as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023
Operating lease assets	$-	$34
Operating lease liabilities	$-	$34

There were no remaining lease payments due on the lease as of June 30, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. Of this amount, the Company has paid $191,667 in milestone payments to Mr. James as of June 30, 2024. The Company granted Mr. James a restricted stock award with a fair value equal to $25,000 as of April 2, 2024.

As described in detail in Note 2, "Summary of Significant Accounting Policies,” on February 8, 2024, the Company entered into two agreements with the Buyer to supply and sell products over a three-year period. Pursuant to the agreement, the Company paid approximately $806,947 to the Buyer for product displays and fixtures during the six months ended June 30, 2024.

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the six months ended June 30, 2024, we incurred a net loss of $5.9 million. We expect to experience further significant net losses in the foreseeable future. As of June 30, 2024, we had cash available for operations of $2.2 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding our ability to raise capital and to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	our ability to repay, refinance, or restructure our substantial indebtedness;
•	the departure of members of our management team;
•	our ability to continue to access and operate our Belvidere, New Jersey facility;
•	our ability to regain compliance with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”);
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
•	the potential lack of liquidity and trading of our securities.

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

We have also developed patented software called GreenThumb that assists in tracking plants through our supply chain. Utilizing our GreenThumb software to track the status of our plants as they grow and move throughout the greenhouse allows us to add a layer of quality control due to the frequent monitoring of the growing process, leading to improved traceability. In this context, traceability means being able to track a plant through all stages of production and distribution. In addition to improving traceability, GreenThumb helps us better manage the day-to-day operations of our business. GreenThumb is a web-based greenhouse management and demand planning system that does the following:

•	integrates in real-time with our cloud business software suite for monitoring daily sales data;
•	generates reports by category, product, customer, and farm to allow us to analyze sales, trends, margins and retail shrink (spoiled product);
•	provides dynamic pallet mapping for packout, which enables us to more efficiently ship our products;
•	utilizes a proprietary algorithm that uses year-over-year and trending sales data to develop customer specific and aggregate product specific forecasting for our greenhouses;
•	aggregates all greenhouse activity input to provide real-time inventory and availability reports of all products in our greenhouses;
•	manages our online ordering system with user-controlled product availability based upon greenhouse inventory;
•	provides a route management system for coordinating the logistics of our direct store delivery program; and
•	tracks all production activities at greenhouses, including sowing, spacing, dumping, spraying, picking and packing, using handheld devices.

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

RECENT DEVELOPMENTS

Cedar Cash Advance Agreement

On March 14, 2024, we entered into a standard merchant cash advance agreement (the “Advance Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which we agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, we entered into an amended and restated standard merchant cash advance agreement (the “Restated Agreement”) with Cedar that amends and restates the Advance Agreement. Except as amended by the Restated Agreement, the remaining terms of the Advance Agreement remain in full force and effect. Under the Restated Agreement, we sold Cedar an additional $994,000 of our future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Under the Restated Agreement, we are required to pay Cedar 35.0% of all funds collected weekly from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,000 of funds from our bank account until such time a reconciliation is provided calculating the 35.0% of collections owed to Cedar or until the total balance of $2,485,000 is repaid. The Restated Agreement is collateralized by our cash and receivable accounts. In the event of a default (as defined in the Restated Agreement), Cedar, among other remedies, can enforce its security interest in the collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Restated Agreement.

Reverse Stock Split

As of April 5, 2024, we effected a 1-for-20 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split.

Nasdaq Compliance

On April 11, 2024, we received letters from the Listing Qualifications Department of Nasdaq indicating that we did not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) and Nasdaq Listing Rule 5550(a)(4), which requires us to have a minimum of 500,000 publicly held shares (the “Publicly Held Shares Rule”). These notices of noncompliance have no immediate impact on the continued listing or trading of our securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq continued listing requirements.

On May 28, 2024, we submitted a letter to Nasdaq with our plan to regain compliance with the Stockholders’ Equity Rule and on June 17, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that Nasdaq granted us until October 8, 2024 to regain compliance with the Stockholders’ Equity Rule.

On June 17, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we had regained compliance with the Publicly Held Shares Rule.

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

Public Offering

On May 23, 2024, we closed on a best-efforts public offering (the “Offering”) of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A warrant (“Class A Warrant”) to purchase one share of common stock and one Class B warrant (“Class B Warrant,” together with the Class A Warrants, the “Warrants”) to purchase one share of common stock at a purchase price of $2.26 per unit; and (ii) 218,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock, one Class A Warrant and one Class B Warrant at a purchase price of $2.25 per unit. The Warrants had an exercise price of $2.26 per share, subject to an exercise price reset, which took effect on June 22, 2024 and reduced the exercise price of the Warrants to $1.49 per share. Gross proceeds from the Offering, before deducting placement agent fees and estimated offering expenses, were approximately $6 million.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands):	Three Months Ended June 30,
	2024	2023
Revenue	$4,268	$4,221
Cost of goods sold	2,702	3,668
Gross profit	1,566	(553)

Selling, general and administrative expenses	2,748	2,380
Loss from operations	(1,182)	(1,827)

Other income (expenses)
Interest expenses, net	(419)	(44)
Loss from extinguishment of debt	(335)	-
Employee retention credit	-	1,233
Other income / (loss)	4	-
Total other income (expenses)	(750)	1,189
NET LOSS	$(1,932)	$(638)

Revenue

Revenue was $4.268 million for the three months ended June 30, 2024, compared to $4.221 million for the three months ended June 30, 2023. The increase in revenue of $47 thousand, or 1.1%, was driven by growth in our core products with cut herbs growing 61% ($433 thousand). Our strategic shift away from lower margin products offset the revenue increase in our core products.  Specifically, the floral business resulted in a decrease of $227 thousand (24%). During the three months ended June 30, 2024, total revenue was reduced by approximately $67 thousand as we adjusted the transaction price of our sales to a customer to account for funds we agreed to pay to the customer for the installation of fixtures in their stores. See Note 2, "Summary of Significant Accounting Policies.”

Cost of goods sold

Cost of goods sold were $2.7 million for the three months ended June 30, 2024, compared to $3.668 million for the three months ended June 30, 2023. Cost of goods sold decreased $966 thousand, or 26.3%, primarily driven by the elimination of the use of large third-party growers that previously made up a material portion of our cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $2.748 million for the three months ended June 30, 2024, compared to $2.38 million for the three months ended June 30, 2023. SG&A increased $368 thousand, or 15.5%, due to a one-time bonus charge of $0.1 million and higher audit, accounting and legal fees related to our capital raising activities.

Loss from operations

Lower cost of goods sold resulted in a loss from operations of $1.182 million for the three months ended June 30, 2024, compared to $1.827 million for the three months ended June 30, 2023. The decrease in net loss from operations was $645 thousand, or 35.3% compared with the three months ended June 30, 2023.

Interest expense

Interest expense was $419 thousand for the three months ended June 30, 2024, compared to $44 thousand for the three months ended June 30, 2023. Higher interest expense was related to our entry into the Restated Agreement in the second quarter of 2024.

Loss from extinguishment of debt

During the three months ended June 30, 2024, we recognized a loss from the extinguishment of the Advance Agreement of $335 thousand.

Net loss

Net loss was $1.932 million for the three months ended June 30, 2024, compared to a net loss of $638 thousand for the three months ended June 30, 2023. In addition to the reasons explained above, the company recorded one time income of $1.233 million in the three months ended June 30, 2023 related to submission of a claim to the IRS for the employee retention credit (“ERC”). See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about our ERC claim.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(in thousands):	Six Months Ended June 30,
	2024	2023
Revenue	$7,401	$6,676
Cost of goods sold	5,811	6,148
Gross profit	1,590	528

Selling, general and administrative expenses	6,632	5,071
Loss from operations	(5,042)	(4,543)

Other income (expenses)
Interest expenses, net	(536)	(277)
Gain (Loss) from extinguishment of debt	(335)	70
Employee retention credit	-	1,233
Other income / (loss)	4	-
Total other income (expenses)	(867)	1,026
NET LOSS	$(5,909)	$(3,517)

Revenue

Revenue was $7.401 million for the six months ended June 30, 2024, compared to $6.676 million for the six months ended June 30, 2023. The increase in revenue of $725 thousand, or 10.9%, was primarily attributed to an increase in customer demand for our core products. Primarily, revenue from cut herbs increased by 81% ($1.1 million) in the period. This was offset by a decrease of $479 thousand or 42% in floral sales.

During the six months ended June 30, 2024, total revenue was reduced by approximately $124 thousand as we adjusted the transaction price of our sales to a customer to account for funds we agreed to pay to the customer for the installation of fixtures in their stores. See Note 2, "Summary of Significant Accounting Policies.”

Cost of goods sold

Cost of goods sold were $5.811 million for the six months ended June 30, 2024, compared to $6.148 million for the six-month period ended June 30, 2023. Cost of goods sold decreased $337 thousand, or 5.48%, primarily due to our shift away from using third party growers for some of our produce business.

Selling, general and administrative

SG&A were $6.632 million for the six months ended June 30, 2024, compared to $5.071 million for the six months ended June 30, 2023. SG&A increased $1.561 million, or 30.78%, due to the departure of our Chief Financial Officer, a related one-time severance charge of $0.6 million and higher audit, accounting and legal fees related to our capital raising activities.

Loss from operations

Higher SG&A expense resulted in a loss from operations of $5.042 million for the six months ended June 30, 2024, compared to $4.543 million for the six months ended June 30, 2023. The increase in net loss from operations was $499 thousand, or 10.98% compared with the six months ended June 30, 2023.

Interest expense

Interest expense was $536 thousand for the six months ended June 30, 2024, compared to $277 thousand for the six months ended June 30, 2023. Higher interest expense was a result of the company entering into the Advance Agreement and the Restated Agreement.

Loss from extinguishment of debt

During the six months ended June 30, 2023, the Company recognized a loss from the extinguishment of debt of $335 thousand related to the Restated Agreement.

Net loss

Net loss was $5.909 million for the six months ended June 30, 2024, compared to a net loss of $3.517 million for the six months ended June 30, 2023. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $5.909 million during the six months ended June 30, 2024 and $10.188 million during the twelve months ended December 31, 2023. As of June 30, 2024, we have an accumulated deficit of $36.3 million. Our operating activities used $5.6 million and $8.5 million of cash during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term. In addition, before June 30, 2025, approximately $4.9 million of short-term debt, net of discounts will become due and payable.

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

As of June 30, 2024 and December 31, 2023, we had $2.188 million and $510 thousand in cash and cash equivalents available, respectively. During the six months ended June 30, 2024, we used $5.649 million of cash for operating activities. As of June 30, 2024 and December 31, 2023, we had a working capital deficit of $2.315 million and $257 thousand, respectively. As of June 30, 2024 and December 31, 2023, we had $5.735 million and $4.445 million of total gross debt outstanding, respectively. To meet our cash needs, we entered into the Advance Agreement and the Restated Agreement, raised approximately $5.998 million in gross proceeds in an best efforts public offering, $1.1 million in an at-the-market offering and are implementing cost savings strategies. See “Capital Resources” below for additional details.

We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” below and in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024.

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

On March 14, 2024, we entered into the Advance Agreement with Cedar, pursuant to which we agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, we entered into the Restated Agreement with Cedar, pursuant to which we sold Cedar an additional $994,000 of our future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Pursuant to the Restated Agreement, we are required to pay Cedar 35.0% of all funds collected weekly from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,000 of funds from our bank account until such time a reconciliation is provided calculating the 35.0% of collections owed to Cedar, until such time the total balance of $2,485,000 is repaid. The Restated Agreement is collateralized by our cash and receivable accounts. In the event of a default (as defined in the Restated Agreement), Cedar, among other remedies, can enforce its security interest in the collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Restated Agreement. As of June 30, 2024, we used $821 thousand of the proceeds received from the closing of the Offering to repay the remaining principal due for the Advance Agreement and $297 thousand to pay future interest that would have been due under the Advance Agreement under the original maturity date.

On May 23, 2024, we closed on the Offering of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A Warrant to purchase one share of common stock and one Class B Warrant to purchase one share of common stock at a purchase price of $2.26 per unit; and (ii) 218,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock, one Class A Warrant and one Class B Warrant at a purchase price of $2.25 per unit. The Warrants had an exercise price of $2.26 per share, subject to an exercise price reset, which took effect on June 22, 2024 and reduced the exercise price of the Warrants to $1.49 per share. Gross proceeds from the Offering, before deducting placement agent fees and estimated offering expenses, were approximately $6 million.

For more information on our outstanding debt as of June 30, 2024 and December 31, 2023, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the six months ended June 30, 2024 and 2023, cash used for operating activities was $5.649 million and $5.568 million, respectively. Cash expenditures for the six months ended June 30, 2024 increased primarily due to an increase in our net loss, an increase in payments to vendors and lower collections.

Investing activities

During the six months ended June 30, 2024 and 2023, cash used in investing activities was $167 thousand and $591 thousand, respectively. The decrease was due to lower purchases of property, equipment and leasehold improvements related to the completion of our Michigan facility.

Financing activities

During the six months ended June 30, 2024 and 2023, cash provided by financing activities was $7.494 million and $7.417 million, respectively, due to the activity described above under “Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of June 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

On April 11, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we do not comply with the minimum stockholders’ equity requirement for continued listing on Nasdaq under the Stockholders’ Equity Rule because: (i) our stockholders’ equity was less than the required minimum of $2,500,000; and (ii) as of August 15, 2024, we do not meet the alternative compliance standards of market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of June 30, 2024, our stockholders’ equity is $366 thousand and we have not regained compliance with the Stockholders’ Equity Rule.

On June 17, 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC indicating that Nasdaq granted the Company until October 8, 2024 to regain compliance with requirements for continued listing on Nasdaq.

On or before October 8, 2024, we must evidence compliance with the Stockholders’ Equity Rule, which requires us to have a minimum $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations. If we fail to regain compliance with the Stockholders’ Equity Rule, or fail to evidence compliance with the Rule in our periodic report for the year ending December 31, 2024, we may be subject to delisting. In that event, we would have the right to a hearing before a Nasdaq hearings panel, which would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

We may not be able to repay, refinance, or restructure our substantial indebtedness, which would have a material adverse effect on our financial condition and may cause us to discontinue our business.

The promissory note initially issued to Sament Capital Investments, Inc. and later assigned to third parties (the “Sament Note”) is secured by a security interest in all of our assets located at our Belvidere, New Jersey facility, and the promissory note (the “Michigan Note”) issued in connection with our purchase of the assets of 2900 Madison Ave. SE, Grand Rapids, Michigan (the “Property”) is secured by a mortgage on the Property and a security interest in the assets at the Property. In addition, the balance under the Restated Agreement is collateralized by our cash and receivable accounts. As of June 30, 2024, we had short-term debt, net of discounts of $4.9 million. Short-term debt, net of discounts, as of June 30, 2024, includes the outstanding principal balance under the Sament Note of $3.1 million, $308 thousand of the outstanding balance of the Michigan Note and $1.5 million of the outstanding balance of the Restated Agreement. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount and may limit our ability to adequately operate our business. If we were to attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations.

We cannot provide any assurances that we will be able to generate cash from operating activities or raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. If we are unable to generate sufficient income or raise additional capital, we may default on our obligations under these loans and arrangements. We recognized net losses of $6.1 million and $10.2 million during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. As of June 30, 2024, we have an accumulated deficit of $36.3 million. Our operating activities used $5.6 million and $8.5 million of cash during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. If we are unable to raise additional capital or improve our ability to generate cash from operating activities, we would not have sufficient cash on hand or available liquidity that can be utilized to repay our short-term debt obligations when they become due. If we were to default on our obligations under these loans and arrangements, the secured counterparties would have the right to our assets. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed April 1, 2024.	8-K	001-41371	April 2, 2024
4.1	Form of Class A Warrant dated May 23, 2024.	8-K	001-41371	May 29, 2024
4.2	Form of Class B Warrant dated May 23, 2024.	8-K	001-41371	May 29, 2024
4.3	Form of Pre-Funded Warrant dated May 23, 2024.	8-K	001-41371	May 29, 2024
4.4	Warrant Agency Agreement dated as of May 23, 2024 between the Company and Equiniti Trust Company, LLC.	8-K	001-41371	May 29, 2024
4.5	Form of Placement Agent Warrant dated May 23, 2024.	8-K	001-41371	May 29, 2024
10.1	Amended and Restated Standard Merchant Cash Advance Agreement, dated as of May 3, 2024, by and between the Company and Cedar Advance LLC.	8-K	001-41371	May 8, 2024
10.2	Securities Purchase Agreement dated as of May 22, 2024 between the Company and the investors thereto.	8-K	001-41371	May 29, 2024
10.3	Placement Agency Agreement dated as of May 22, 2024 between the Company and Maxim Group LLC.	8-K	001-41371	May 29, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: August 14, 2024

