Form 10-Q
period 2024-09-30
Edible Garden AG Inc
filed 2024-11-13
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 18,905,058 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)

	September 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$2,214	$510
Accounts receivable, net	1,665	1,249
Inventory, net	1,437	678
Prepaid expenses and other current assets	78	210
Total current assets	5,394	2,647

Property, equipment and leasehold improvements, net	3,266	3,893
Finance lease right-of-use assets	125	-
Intangible assets, net	44	47
Other assets	34	69
TOTAL ASSETS	$8,863	$6,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$3,487	$2,517
Current maturities of finance lease liabilities	40	-
Short-term debt, net of discounts	1,343	387
Total current liabilities	4,870	2,904

Long-term liabilities:
Long-term debt, net of discounts	649	4,040
Long-term finance lease liabilities	85	-
Total long-term liabilities	734	4,040
Total liabilities	5,604	6,944

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 6,228,392 and 285,282 shares outstanding as of September 30, 2024 and December 31, 2023, respectively (1))	2	1
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of September 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	41,298	29,971
Obligation to issue shares	191	-
Accumulated deficit	(38,232)	(30,260)

Total stockholders' equity (deficit)	3,259	(288)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,863	$6,656

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per-share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$2,584	$3,289	$9,985	$9,965
Cost of goods sold	1,885	3,277	7,696	9,425

Gross profit	699	12	2,289	540

Selling, general and administrative expenses	2,189	2,387	8,823	7,458
Loss from operations	(1,490)	(2,375)	(6,534)	(6,918)

Other income (expenses)
Interest expense, net	(409)	(57)	(944)	(334)
Gain (Loss) from extinguishment of debt	(164)	-	(498)	70
Employee retention credit	-	-	-	1,233
Other income / (loss)	-	1	4	1
Total other income (expenses)	(573)	(56)	(1,438)	970

NET LOSS	$(2,063)	$(2,431)	$(7,972)	$(5,948)

Less: Series A Preferred Dividend	-	-	-	(4)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(2,063)	$(2,431)	$(7,972)	$(5,952)

Net Income / (Loss) per common share - basic and diluted (1)	$(0.65)	$(13.83)	$(4.73)	$(47.72)

Weighted-Average Number of Common Shares Outstanding Basic and Diluted (1)	3,160,392	175,762	1,686,432	124,733

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands, except for shares) (1)

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at June 30, 2024	3,160,392	$1	$36,679	$-	$(36,169)	$511

Issuance of common stock and warrants in public offering, net of expenses	3,024,000	1	4,619	176	-	4,796
Exercises of common stock warrants	44,000	-	-	15	-	15
Net Income (Loss)	-	-	-	-	(2,063)	(2,063)
Balance at September 30, 2024	6,228,392	$2	$41,298	$191	$(38,232)	$3,259

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at June 30, 2023	141,354	$-	$27,249	$-	$(23,589)	$3,660

Issuance of common stock and warrants in public offering, net of expenses	142,536	1	2,720	-	-	2,721
Cashless exercise of common stock warrants	1,250	-	-	-	-	-
Net Income (Loss)	-	-	-	-	(2,431)	(2,431)
Balance at September 30, 2023	285,140	$1	$29,969	$-	$(26,020)	$3,950

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands, except for shares) (1)

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2023	285,282	$1	$29,971	$-	$(30,260)	$(288)

Issuance of common stock and warrants in public offering, net of expenses	5,461,000	1	10,117	176	-	10,294
Exercises of common stock warrants	218,000	-	-	15	-	15
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	181,710	-	1,147	-	-	1,147
Issuance of common stock as payment of severance	3,502	-	25	-	-	25
Issuance of common stock to employees and consultants	6,000	-	38	-	-	38
Issuance of common stock to round up shares due to stock split	72,898	-	-	-	-	-
Net Income (Loss)	-	-	-	-	(7,972)	(7,972)
Balance at September 30, 2024	6,228,392	$2	$41,298	$191	$(38,232)	$3,259

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2022	18,136	$-	$17,892	$-	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offering, net of expenses	223,486	1	11,978	-	-	11,979
Cashless exercise of common stock warrants	43,052	-	-	-	-	-
Issuance of common stock for Directors' fees	349	-	73	-	-	73
Issuance of common stock to employees and consultants	117	-	30	-	-	30
Series A Preferred dividend	-	-	(4)	-	-	(4)
Net Income (Loss)	-	-	-	-	(5,948)	(5,948)
Balance at September 30, 2023	285,140	$1	$29,969	$-	$(26,020)	$3,950

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(7,972)	$(5,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	23	-
Depreciation and amortization	818	1,093
Amortization of operating lease right of use asset	34	68
Amortization of debt discount	62	8
(Gain) / Loss on extinguishment of debt	498	(70)
Stock-based compensation	38	30
Stock issued for payment of severance	25	-
Stock issued to Directors	-	73
Other non-cash expenses	2	5
Change in operating assets and liabilities:
Accounts receivable	(439)	(586)
Inventory	(759)	36
Prepaid expenses and other current assets	57	(299)
Accounts payable and accrued expenses	886	(1,120)
Operating lease liabilities	(34)	(68)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(6,761)	(6,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(177)	(800)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(177)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	2,453	175
Payments of debt principal, including related parties	(5,237)	(2,103)
Payment of debt issuance costs	(138)	-
Proceeds from sales of common stock from Equity Distribution Agreement	1,187	-
Payment of commissions related to sale of common stock	(45)	-
Proceeds from common stock and warrants issued in public offering	11,551	12,237
Payment of costs related to public offering	(1,133)	(259)
Proceeds from common stock warrant exercises	15	-
Principal payments on finance lease liabilities	(11)	-
Payment of preferred stock dividends	-	(4)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	8,642	10,046

NET CHANGE IN CASH	1,704	2,468
Cash at beginning of period	510	110

CASH AT END OF PERIOD	$2,214	$2,578

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$820	$328

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Trucks acquired with debt	$-	$152
Lease liabilities arising from obtaining right-of-use-assets	$136	$-
Unpaid stock issuance costs	$124	$-
Directors & Officers insurance policy purchased with financing	$75	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020, Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” the “Company” or the “Successor.” Edible Garden Corp., a formerly wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted. On October 1, 2024, the Company acquired the Predecessor for the nominal price of $1.00. See Note 12, “Subsequent Events” for additional information.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2024 and December 31, 2023, the unaudited condensed consolidated results of operations for the three and nine-month periods ended September 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 have been included.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $92,351 and $136,858 as of September 30, 2024 and December 31, 2023, respectively.

Concentrations of Credit Risk

During the nine months ended September 30, 2024, five customers accounted for approximately 85.0% of our total revenue. During the nine months ended September 30, 2023, five customers accounted for approximately 83.0% of our total revenue. As of September 30, 2024, approximately 82.5% of our gross outstanding trade receivables were attributed to four customers, 27.3% of which was due from one customer. As of December 31, 2023, approximately 80.4% of our gross outstanding trade receivables were attributed to four customers, 41.1% of which was due from one customer. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $2.0 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of September 30, 2024 and December 31, 2023.

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

Disaggregation of Revenue

The following tables includes revenue disaggregated by revenue stream for the three and nine months ended September 30, 2024 and 2023:

	(in thousands)
	Three Months Ended,
	September 30, 2024	September 30, 2023
Herbs, Produce & Floral	$2,278	$2,901
Vitamins and Supplements	306	388
Total	$2,584	$3,289

	(in thousands)
	Nine Months Ended,
	September 30, 2024	September 30, 2023
Herbs, Produce & Floral	$8,867	$8,731
Vitamins and Supplements	1,118	1,234
Total	$9,985	$9,965

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

On January 1, 2024, the Company and Meijer Distribution, Inc. (the “Buyer”) entered into two agreements pursuant to which the Company will supply and sell products to the Buyer (the “Agreements”). Under the Agreements, the Company sells (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and on a delivery schedule requested by the Buyer at prices per unit set in advance by the Company and the Buyer. Under the Agreements, the Company and the Buyer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take effect after sixty days and any price decrease will be effective immediately. If the Company and the Buyer are unable to mutually agree on price increases, the Company will have the power to terminate the Agreements immediately.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $149,886 and $39,265 during the nine months ended September 30, 2024 and 2023, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2024 and 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. However, if diluted earnings per share had been reported for the three and nine months ended September 30, 2024 and 2023, the calculations would have excluded warrants to purchase 37,808,427 and 179,344 shares of common stock, respectively, because the exercise prices were greater than the average market price of the common shares.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

The following table summarizes inventory as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023

Raw materials	$597	$341
Work-in-progress	783	258
Finished goods	57	79
Total inventory	$1,437	$678

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023

Furniture and equipment	1,306	1,276
Computer hardware	10	6
Leasehold improvements	3,135	3,121
Vehicles	456	456
Land	202	202
Construction in progress	308	182

Subtotal	5,417	5,243
Less accumulated depreciation	(2,151)	(1,350)
Property, equipment and leasehold improvements, net	$3,266	$3,893

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2024 and 2023 was $804,431 and $1,090,778, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of September 30, 2024 and December 31, 2023:

		(in thousands)
		September 30, 2024			December 31, 2023
	Estimated	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Value	Amortization	Value	Value	Amortization	Value
Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(6)	$44	$50	$(3)	$47
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(68)	$44	$112	$(65)	$47

Amortization expense for the nine months ended September 30, 2024 and 2023 was $2,500. Annual amortization expense for each of the next five years will be $3,333 and the total thereafter $27,500.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30, 2024	December 31, 2023

Accounts payable	$1,864	$1,233
Current operating lease liability	-	34
Accrued interest payable	28	32
Accrued payroll	126	270
Accrued severance	234	-
Accrued vacation	123	80
Accrued transaction expenses	124	-
Other accrued expenses	123	3
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$3,487	$2,517

NOTE 7 – NOTES PAYABLE

Notes payable as of September 30, 2024 and December 31, 2023 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Secured promissory note	$-	$3,106
Future receivables financing agreement with Cedar Advance, LLC	932	-
NJD Investments, LLC promissory note	640	864
SBA loan	150	150
Vehicle loans	262	325
Insurance financing agreement	51	-
Total Gross Debt	$2,035	$4,445

Less: Gross short term debt	(1,386)	(387)
Less: Long-term debt discount	-	(18)
Net Long Term Debt	$649	$4,040

Scheduled maturities of debt as of September 30, 2024, are as follows (in thousands):

Years Ending December 31,	Cedar Advance, LLC loan	NJD Investments, LLC Promissory Note	SBA Loan	Insurance Financing	Vehicle Loans	Total
2024 (remaining)	683	77	-	25	22	807
2025	249	316	-	26	92	683
2026	-	247	-	-	82	329
2027	-	-	-	-	59	59
Thereafter	-	-	150	-	7	157
Total	$932	$640	$150	$51	$262	$2,035

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The First Sament Note accrued interest at a rate of 3.5% per annum on a 360-day year basis and had a maturity date of March 30, 2025. The First Sament Note was secured by the Company’s operating assets purchased from the Predecessor.  On November 15, 2023, Sament assigned the note to various third parties who are not affiliated with the Company. On September 30, 2024, the Company prepaid the principal and accrued interest due under the First Sament Note with a premium of $155,322. As a result of the agreement, the Company repaid $3,106,458 of outstanding principal and $9,061 of accrued interest. During the three and nine months ended September 30, 2024, the Company recognized a loss from extinguishment of debt equal to $163,584 for the premium paid plus the unamortized debt discount on the First Sament Note. As of December 31, 2023, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, the unamortized discount related to the promissory note was $19,429. Total accrued interest on the First Sament Note as of December 31, 2023 was $9,363.

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

Pursuant to the Cedar Agreement, Cedar was expected to withdraw $53,250 a week directly from the Company’s bank account until the $1,491,000 due to Cedar under the Cedar Agreement is paid in full. To secure the Company’s obligations under the Cedar Agreement, the Company granted Cedar a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, can enforce its security interest in the Collateral and demand payment in full of the uncollected receivables purchased plus all fees due under the Cedar Agreement.

On May 7, 2024, the Company entered into an amended and restated standard merchant cash advance agreement (the “Restated Agreement”) with Cedar. Under the Restated Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $544,250 after pay-off of the remaining amount due under the Cedar Agreement of $1,118,250 and fees and expenses of $87,500. Pursuant to the Restated Agreement, the Company is required to pay Cedar 35.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Restated Agreement is paid in full. Except as amended by the Restated Agreement, the remaining terms of the Cedar Agreement remain in full force and effect.

Management determined the Restated Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $334,806 during the nine months ended September 30, 2024. Accrued interest and unamortized financing fees on the loan totaled $19,910 and $39,142 as of September 30, 2024, respectively.

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of September 30, 2024 and December 31, 2023, $312,149 and $300,683 of the outstanding balance is included in “Short-term debt, net of discounts” and $328,119 and $563,685 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Small Business Administration (“SBA”) Loans

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, total accrued interest on the SBA Loan was $19,301 and $18,756, respectively.

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

As of September 30, 2024, $90,981 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $171,070 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, $85,885 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $239,343 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

September 2024 Public Offering

On September 30, 2024, the Company closed a best-efforts public offering (the “September Offering”) of (i) 4,240,650 common units, each consisting of one share of common stock, par value $0.0001 per share (“common stock”), one Class A warrant (“Class A Warrant”) to purchase one share of common stock and one Class B warrant (“Class B Warrant,” together with the Class A Warrants, the “Warrants”) to purchase one share of common stock at a purchase price of $0.36 per unit; and (ii) 11,460,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrant”), one Class A Warrant and one Class B Warrant at a purchase price of $0.35 per unit.

The Warrants have an exercise price of $0.36 per share, are immediately exercisable, and, in the case of Class A Warrants, will expire on September 30, 2029, and in the case of Class B Warrants, will expire on March 30, 2026. The exercise price of the Class A and Class B Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such Warrants. Subject to certain ownership limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.01 per share of common stock any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (the “Placement Agent”) served as the exclusive placement agent in connection with the September Offering. The Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to the Placement Agent warrants to purchase up to 785,033 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.36 per share and substantially the same terms as the Class A Warrants, except the Placement Agent Warrants are not exercisable until March 26, 2025.

The Company received gross proceeds of $5,552,484 from the September Offering and paid underwriting and other fees of $755,326, resulting in net proceeds of $4,797,158. As of September 30, 2024, 1,216,650 shares of common stock purchased in the September Offering had not been issued. Management recorded an obligation to issue shares of $176,374 as of September 30, 2024, equal to the allocated fair value of the remaining shares to be issued.

May 2024 Public Offering

On May 23, 2024, the Company completed a best-efforts public offering (the “May Offering”) of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A warrant (“May Class A Warrant”) to purchase one share of common stock and one Class B warrant (“May Class B Warrant,” together with the May Class A Warrants, the “May Warrants”) to purchase one share of common stock at a purchase price of $2.26 per unit; and (ii) 218,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“May Pre-Funded Warrant”), one May Class A Warrant and one May Class B Warrant at a purchase price of $2.25 per unit.

The May Warrants had an exercise price of $2.26 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of May Class A Warrants, will expire on May 23, 2029, and in the case of May Class B Warrants, will expire on November 23, 2025. The Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the May Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the May Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the May Warrants became $1.49 on June 22, 2024. The exercise price of the May Class A and May Class B Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such May Warrants.

Subject to certain ownership limitations described in the May Pre-Funded Warrants, the May Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $0.01 per share of common stock any time until all of the May Pre-Funded Warrants are exercised in full.

In connection with the May Offering, on May 22, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (the “May Placement Agent”) served as the exclusive placement agent in connection with the May Offering. The Company paid the May Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the May Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to the May Placement Agent warrants to purchase up to an aggregate of 132,750 shares of common stock (the “May Placement Agent Warrants”). The May Placement Agent Warrants have an exercise price of $2.26 per share and have substantially the same terms as the May Class A Warrants, except the May Placement Agent Warrants were not subject to an exercise price reset and are not exercisable until November 18, 2024.

The Company received gross proceeds of $5,998,120 from the May Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

2024 Equity Distribution Agreement

On February 7, 2024, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim” or the “sales agent”), pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 (the “Aggregate Offering Amount”) from time to time through the sales agent. The offering under the Equity Distribution Agreement terminated when the Company sold the Aggregate Offering Amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the nine months ended September 30, 2024, the Company sold 181,710 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to Maxim of $40,141.

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

On September 8, 2023, the Company issued an aggregate of 2,850,726 shares of common stock and warrants (“September Follow-On Warrants”) to purchase an aggregate of 3,105,834 shares of common stock pursuant to an underwriting agreement between the Company and the Representative and raised approximately $3.1 million of gross proceeds. The September Follow-On Warrants became exercisable on September 8, 2023 to purchase one share of common stock at an exercise price of $1.10 per share and will expire on September 8, 2028. Also on September 8, 2023, the Company issued warrants to the Representative to purchase up to 135,036 shares of common stock at an exercise price of $1.21 per share (the “Representative’s Warrants”). These warrants are initially exercisable on the later to occur of (i) the effective date of an increase in our authorized shares of common stock in an amount sufficient to permit the exercise in full of the Representative’s Warrants or (ii) March 6, 2024 and will expire on September 7, 2028.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of September 30, 2024 and December 31, 2023, 6,228,392 and 285,282 common shares were issued and outstanding, respectively. During the nine months ended September 30, 2024, the Company issued 5,943,110 shares of common stock, as summarized below:

Number of Shares
Issuances of common stock in public offering	5,461,000
Sale of common stock pursuant to Equity Distribution Agreement	181,710
Exercises of warrants	218,000
Issuances of common stock to employees and consultants	6,000
Issuance of common stock as payment for severance	3,502
Issuance of common stock to round up shares due to stock split	72,898
Common stock issued during the nine months ended September 30, 2024	5,943,110

Summary table of common stock share transactions:
Shares outstanding at December 31, 2023	285,282
Common stock issuances	5,943,110
Shares outstanding at September 30, 2024	6,228,392

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

On August 21, 2024, the stockholders of the Company approved the Second Amendment (the “Plan Amendment”) to the 2022 Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 650,000 shares, (ii) update the recoupment provisions of the 2022 Plan to be consistent with the Company’s Policy for the Recovery of Erroneously Awarded Compensation, and (iii) extend the term of the 2022 Plan until August 21, 2034.

During the nine months ended September 30, 2024, the Company issued 6,000 restricted stock awards to employees and consultants of the Company as compensation. We recognized stock-based compensation expense of $38,280 for the awards, which vested immediately. Also, during the nine months ended September 30, 2024, the Company issued 3,502 shares of common stock with a fair value of $25,000 for payment of accrued severance.

Shares available for future stock compensation grants totaled 656,455 at September 30, 2024.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2023	179,345	$133.65
Warrants issued in public offerings	49,307,083	0.40
Warrants exercised	(218,000)	0.01
Outstanding at September 30, 2024	49,268,428	$0.86

NOTE 9 – LEASES

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Such assets are classified as right-of-use assets (“lease assets”) with a corresponding lease liability.

Finance and operating lease assets and liabilities are recorded at commencement at the present value of future minimum lease payments over the expected lease term. As the implicit discount rate for the present value calculation is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement of the lease. The expected lease terms include options to extend the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

Finance leases recorded on the balance sheet consist of the following as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023
Financing lease assets	$125	$-
Current maturities of finance lease liabilities	$40	$-
Long-term finance lease liabilities	$85	$-

The components of finance lease expense are as follows:

		(in thousands)
		Three and Nine Months Ended,
	Classification on the Statement of Operations	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$11	$-
Interest on finance lease liabilities	Interest expense, net	4	-
Total finance lease cost		$15	$-

Other information related to finance lease terms and discount rate is as follows:

September 30,
2024
Weighted-average remaining lease term (years)	2.7
Interest rate	10.5%

The table below presents the maturities of finance lease liabilities as of September 30, 2024:

(in thousands)
Financing
Leases
2024	13
2025	52
2026	52
2027	30
Total lease payments	147
Less: interest	(22)
Total finance lease liabilities	$125

During the nine months ended September 30, 2024, the Company was party to an ongoing arrangement with our predecessor company, Edible Garden Corp., whereby the Company made lease payments of approximately $22,189 per month to the lessor of the land on which our flagship facility is built and for which our predecessor company was the lessee. Our month-to-month arrangement meets the definition of a short-term lease and is therefore excluded from the recognition requirements of ASC 842, “Leases”. On October 1, 2024, the Company acquired all of the outstanding shares of Edible Garden Corp. and assumed the lease of the land its flagship facility is built on. Refer to Note 12, “Subsequent Events” for additional details.

During the nine months ended September 30, 2024, total operating lease cost was $229,036, all of which was associated with short-term leases. During the nine-month period ended September 30, 2023, total operating lease cost was $218,472, of which $138,192 was associated with short-term leases. As of December 31, 2023, a short-term operating lease liability of $34,415 is included within “Accounts Payable and Accrued Expenses” on the condensed consolidated balance sheet.

The table below presents total operating lease assets and lease liabilities as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023
Operating lease assets	$-	$34
Operating lease liabilities	$-	$34

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James a severance payment of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James is eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completes certain transitional deliverables for the Company. Of this amount, the Company has paid $191,667 in milestone payments to Mr. James as of September 30, 2024. The Company granted Mr. James a restricted stock award with a fair value equal to $25,000 as of April 2, 2024.

As described in detail in Note 2, "Summary of Significant Accounting Policies,” on February 8, 2024, the Company entered into two agreements with the Buyer to supply and sell products over a three-year period. Pursuant to the agreement, the Company paid approximately $806,947 to the Buyer for product displays and fixtures during the nine months ended September 30, 2024.

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. During the nine months ended September 30, 2024, we incurred a net loss of $7.97 million. We expect to experience further significant net losses in the foreseeable future. As of September 30, 2024, we had cash available for operations of $2.21 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the September 30, 2024 unaudited condensed consolidated financial statements.

Issuances of Common Stock

Subsequent to September 30, 2024, the Company issued 1,216,650 shares of common stock in satisfaction of the obligation to issue the remaining shares of common stock from the September Offering. Additionally, the Company issued 3,301,000 shares of common stock for Pre-Funded Warrant exercises.

Subsequent to September 30, 2024, the Company issued 16 shares of common stock to employees upon the vesting of restricted stock units previously granted to the employees, pursuant to the 2022 Plan.

Acquisition of Edible Garden Corp.

On October 1, 2024, the Company acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., the Company’s former parent company, for the nominal price of $1.00. At the Company’s inception, it had acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and Whitetown Realty, LLC (the “Landlord”), made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord, dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, the Company had operated the New Jersey property through an informal arrangement with EGC in which the Company effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of its acquisition of EGC, the Company assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, the Company will pay the Landlord a monthly lease payment of approximately $22,189.

The Lease includes customary covenants, terms, and conditions, along with two options that may be exercised at the discretion of the Company to extend the term of the Lease for additional periods of five years each by providing written notice at least nine months prior to expiration of the current term, provided that no default of the Lease has occurred. Under the Lease, if the Landlord desires to sell the New Jersey property and receives a bona fide written offer, the Company has the right to purchase the New Jersey property at the same price and terms contained in the bona fide written offer. In the event the Company terminates the Lease early, as further described in the Lease, the security deposit of $28,000 will be forfeited to the Landlord as liquidated damages. If the Company (i) fails to pay any lease payment, and such failure continues for five days following the due date, or (ii) breaches any other agreement, covenant or obligation included in the Lease and fails to cure the breach within fifteen days after notice from the Landlord, the Landlord may terminate the Lease upon five business days’ notice to the Company.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	our ability to remain listed on the Nasdaq Stock Market LLC (“Nasdaq”) and regain compliance with its listing standards;
•	our ability to pay our debts as they come due;
•	the departure of members of our management team;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements;
•	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
•	the potential lack of liquidity and trading of our securities.

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

RECENT DEVELOPMENTS

Nasdaq Compliance

On October 21, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, based upon the closing bid price of our common stock for at least 30 consecutive business days, we no longer met Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”).

On October 28, 2024, we submitted a request for a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the delisting notice from the Staff. Until the hearing process concludes and the Panel issues a written decision, our common stock and warrants will continue to trade on the Nasdaq under the symbols “EDBL” and “EDBLW,” respectively. There can be no assurance that the Panel will grant us additional time to regain compliance with Nasdaq’s listing standards or that we could ultimately meet all applicable criteria for continued listing on Nasdaq.

Acquisition of Edible Garden Corp.

On October 1, 2024, we acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., our former parent company, for the nominal price of $1.00. At our inception, we had acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and Whitetown Realty, LLC (the “Landlord”), made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord, dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, we had operated the New Jersey property through an informal arrangement with EGC in which we effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of its acquisition of EGC, we assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, we will pay the Landlord a monthly lease payment of approximately $22,189.

Payoff of Secured Promissory Note

On March 30, 2020, we entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc. (“Sament”) in connection with the acquisition of EGC’s assets. The First Sament Note accrued interest at a rate of 3.5% per annum on a 360-day year basis and had a maturity date of March 30, 2025. The First Sament Note was secured by our operating assets purchased from EGC. On September 30, 2024, we prepaid the principal and accrued interest due under the First Sament Note with a premium of $155,322. As a result of the agreement, we repaid $3,106,458 of outstanding principal and $9,061 of accrued interest. During the three and nine months ended September 30, 2024, we recognized a loss from extinguishment of debt equal to $163,584 for the premium paid less the unamortized debt discount on the First Sament Note.

September 2024 Public Offering

On September 30, 2024, we closed on a best-efforts public offering (the “September Offering”) of (i) 4,240,650 common units, each consisting of one share of common stock, one Class A warrant (“Class A Warrant”) to purchase one share of common stock and one Class B warrant (“Class B Warrant,” together with the Class A Warrants, the “Warrants”) to purchase one share of common stock at a purchase price of $0.36 per unit; and (ii) 11,460,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock, one Class A Warrant and one Class B Warrant at a purchase price of $0.35 per unit. The Warrants have an exercise price of $0.36. Gross proceeds from the September Offering, before deducting placement agent fees and estimated offering expenses, were approximately $5.6 million.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands):	Three Months Ended September 30,
	2024	2023
Revenue	$2,584	$3,289
Cost of goods sold	1,885	3,277
Gross profit	699	12

Selling, general and administrative expenses	2,189	2,387
Loss from operations	(1,490)	(2,375)

Other expenses
Interest expenses, net	(409)	(57)
Loss from extinguishment of debt	(164)	-
Other income / (loss)		1
Total other expenses	(573)	(56)
NET LOSS	$(2,063)	$(2,431)

Revenue

Revenue was $2.584 million for the three months ended September 30, 2024, compared to $3.289 million for the three months ended September 30, 2023. The decrease in revenue of $705 thousand was driven by our strategic shift away from the sale of lower margin products; specifically, lettuce and floral. Combined, the omission of these two products drove a decrease of $597 thousand. In addition, certain shipments of our nutraceutical products were delayed due to a hurricane in the Gulf of Mexico, which caused $215 thousand of revenue to shift to the fourth quarter. This was partially offset by an increase in cut herbs of 10% ($98 thousand) and the addition of Pulp revenue of $30 thousand. During the three months ended September 30, 2024, total revenue was reduced by approximately $67 thousand as we adjusted the transaction price of our sales to a customer to account for funds we agreed to pay to the customer for the installation of fixtures in their stores. See Note 2, "Summary of Significant Accounting Policies.”

Cost of goods sold

Cost of goods sold were $1.885 million for the three months ended September 30, 2024, compared to $3.277 million for the three months ended September 30, 2023. Cost of goods sold decreased $1.392 million, or 42.5%, primarily driven by our seasonally low sales in the current quarter and the elimination of the use of large third-party growers that previously made up a material portion of our cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $2.189 million for the three months ended September 30, 2024, compared to $2.387 million for the three months ended September 30, 2023. SG&A decreased $198 thousand, or 8.3%, due to a reduction in labor costs and professional fees.

Loss from operations

Lower cost of goods sold along with lower SG&A expenses resulted in a loss from operations of $1.490 million for the three months ended September 30, 2024, compared to $2.375 million for the three months ended September 30, 2023. The decrease in net loss from operations was $885 thousand, or 37.3% compared with the three months ended September 30, 2023.

Interest expense

Interest expense was $409 thousand for the three months ended September 30, 2024, compared to $57 thousand for the three months ended September 30, 2023. Higher interest expense was related to the amended and restated standard merchant cash advance agreement with Cedar Advance LLC (the “Cedar Agreement”).

Loss from extinguishment of debt

During the three months ended September 30, 2024, the Company recognized a loss from the extinguishment of the First Sament Note of $164 thousand related to the premium paid associated with the early payoff of the First Sament Note.

Net loss

Net loss was $2.063 million for the three months ended September 30, 2024, compared to a net loss of $2.431 million for the three months ended September 30, 2023. The decrease of the net loss of $368 thousand, or 15.1%, was primarily driven by a 27% expansion of gross profit margin and lower SG&A offset by other expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(in thousands):	Nine Months Ended September 30,
	2024	2023
Revenue	$9,985	$9,965
Cost of goods sold	7,696	9,425
Gross profit	2,289	540

Selling, general and administrative expenses	8,823	7,458
Loss from operations	(6,534)	(6,918)

Other expenses
Interest expenses, net	(944)	(344)
Gain (Loss) from extinguishment of debt	(498)	70
Employee retention credit	-	1,233
Other income / (loss)	4	1
Total other expenses	(1,438)	970
NET LOSS	$(7,972)	$(5,948)

Revenue

Revenue was $9.985 million for the nine months ended September 30, 2024, compared to $9.965 million for the nine months ended September 30, 2023. The increase in revenue of $20 thousand, was primarily attributed to an increase in customer demand for our core products of cut herbs and potted herbs. Revenue from cut herbs increased by 55% ($1.1 million) and our potted herb revenue increased by $179 thousand (5%). In 2024 there was additional revenue supplied by the new Pulp product offering of $67 thousand. This was offset by our strategic shift away from low margin floral and lettuce products which decreased by $1 million along with the hurricane-related delay of recognizing revenue from nutraceuticals in the third quarter of 2024.

During the nine months ended September 30, 2024, total revenue was reduced by approximately $124 thousand as we adjusted the transaction price of our sales to a customer to account for funds we agreed to pay to the customer for the installation of fixtures in their stores. See Note 2, "Summary of Significant Accounting Policies.”

Cost of goods sold

Cost of goods sold were $7.696 million for the nine months ended September 30, 2024, compared to $9.425 million for the nine-month period ended September 30, 2023. Cost of goods sold decreased $1.729 million, or 18.3%, primarily due to our shift away from using third party growers for some of our produce business as our Michigan facility production capacity was brought online during the nine months ended September 30, 2024.

Selling, general and administrative

SG&A expenses were $8.823 million for the nine months ended September 30, 2024, compared to $7.458 million for the nine months ended September 30, 2023. SG&A increased $1.365 million, or 18.3%, due to a one-time severance charge of $0.6 million related to the departure of our Chief Financial Officer and higher audit, accounting and legal fees related to our capital raising activities.

Loss from operations

Higher SG&A expense resulted in a loss from operations of $6.534 million for the nine months ended September 30, 2024, compared to $6.918 million for the nine months ended September 30, 2023. The decrease in loss from operations was $384 thousand, or 5.6% compared with the nine months ended September 30, 2023, primarily due to improvement in gross margin during the period and offset by higher SG&A expense.

Interest expense

Interest expense was $944 thousand for the nine months ended September 30, 2024, compared to $334 thousand for the nine months ended September 30, 2023. Higher interest expense was a result of the company entering into and amending the Cedar Agreement.

Loss from extinguishment of debt

During the nine months ended September 30, 2023, the Company recognized a loss from the extinguishment of debt of $498 thousand related to the Cedar Agreement and the early payoff of the First Sament Note.

Net loss

Net loss was $7.972 million for the nine months ended September 30, 2024, compared to a net loss of $5.948 million for the nine months ended September 30, 2023. The net loss for the nine months ending September 30, 2023 included one time Employee Retention Credit income of $1.233 million. Without this one-time income item, the net loss for the nine months ending September 30, 2023 was $7.181 million.  The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $7.972 million during the nine months ended September 30, 2024 and $10.188 million during the twelve months ended December 31, 2023. As of September 30, 2024, we have an accumulated deficit of $38.2 million. Our operating activities used $6.6 million and $8.5 million of cash during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue at least through the near term.

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

As of September 30, 2024 and December 31, 2023, we had $2.214 million and $510 thousand in cash and cash equivalents available, respectively. During the nine months ended September 30, 2024, we used $6.761 million of cash for operating activities. As of September 30, 2024, we had working capital of $524 thousand. As of December 31, 2023, we had a working capital deficit of $257 thousand. As of September 30, 2024 and December 31, 2023, we had $2.035 million and $4.445 million of total gross debt outstanding, respectively. To meet our cash needs, we closed a best-efforts public offering on September 30, 2024 and raised net proceeds of approximately $4.797 million after paying underwriting and other expenses and before the repayment of the First Sament Note.

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

Capital Resources

On September 30, 2024, we closed on the September Offering of (i) 4,240,650 common units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant at a purchase price of $0.36 per unit; and (ii) 11,460,000 pre-funded units, each consisting of one Pre-Funded Warrant, one Class A Warrant and one Class B Warrant at a purchase price of $0.35 per unit. Gross proceeds from the offering, before deducting placement agent fees and other offering expenses, were approximately $5.552 million. With the proceeds, the Company used approximately $3.27 million to pay off debt, paid down accounts payable of $603 thousand, acquired inventory of $900 thousand, and paid costs relating to the public offering of $408 thousand.

On May 23, 2024, we closed on the May offering of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A Warrant to purchase one share of common stock and one Class B Warrant to purchase one share of common stock at a purchase price of $2.26 per unit; and (ii) 218,000 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock, one Class A Warrant and one Class B Warrant at a purchase price of $2.25 per unit. The Warrants had an exercise price of $2.26 per share, subject to an exercise price reset, which took effect on June 22, 2024 and reduced the exercise price of the Warrants to $1.49 per share. Gross proceeds from the May offering, before deducting placement agent fees and estimated offering expenses, were approximately $6 million.

On March 14, 2024, we entered into a standard merchant cash advance agreement with Cedar Advance LLC (“Cedar”), pursuant to which we agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, we entered into the Cedar Agreement, pursuant to which we sold Cedar an additional $994,000 of our future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. Pursuant to the Cedar Agreement, we are required to pay Cedar 35.0% of all funds collected weekly from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,000 of funds from our bank account until such time a reconciliation is provided calculating the 35.0% of collections owed to Cedar, until such time the total balance of $2,485,000 is repaid. The Cedar Agreement is collateralized by our cash and receivable accounts. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, can enforce its security interest in the collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Cedar Agreement.

On February 6, 2024, we entered into an Equity Distribution Agreement (“EDA”) with Maxim Group LLC (“Maxim”) as sales agent, pursuant to which we may, from time to time, issue and sell shares of common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $1,146,893. During the nine months ended September 30, 2024, we received net proceeds of approximately $1.1 million from the sale of common stock under the EDA after deducting Maxim’s commission of 3.5% of the gross proceeds and other offering expenses.

For more information on our outstanding debt as of September 30, 2024 and December 31, 2023, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the nine months ended September 30, 2024 and 2023, cash used for operating activities was $6.761 million and $6.778 million, respectively. Cash expenditures for the nine months ended September 30, 2024 decreased primarily due to an increase in our net loss, an increase in inventory purchases for the holiday growing season and lower collections.

Investing activities

During the nine months ended September 30, 2024 and 2023, cash used in investing activities was $177 thousand and $800 thousand, respectively. The decrease was due to lower purchases of property, equipment and leasehold improvements related to the completion of our Michigan facility.

Financing activities

During the nine months ended September 30, 2024 and 2023, cash provided by financing activities was $8.642 million and $10.046 million, respectively. The $1.4 million decrease in cash provided by financing activities was due to components of both debt and equity; specifically, an incremental $2.27 million in debt proceeds from the Cedar agreements, offset by $3.1 million in incremental debt repayments as compared to the nine months ended September 30, 2023, primarily related to the payoff of the First Sament Note.  In addition, cash provided by financing activities decreased $497 thousand as a result of our equity activities; specifically, cash provided by financing activities increased $1.2 million as a result of sales under our EDA in the nine months ended September 30, 2024, offset by a reduction of $686 thousand in year over year proceeds from our public offerings and $874 thousand of higher costs related to our 2024 public offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective as of September 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

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

Because we are not in compliance with the Nasdaq continued listing requirements and are appealing the determination of the Nasdaq Staff to suspend the trading of our securities, we can provide no assurance that our shares will continue to be listed on Nasdaq, which would affect our common stock’s liquidity and reduce our ability to raise capital.

On October 21, 2024, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for at least 30 consecutive business days, we no longer meet the Bid Price Rule. Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we are not eligible for any compliance period to regain compliance with the Bid Price Rule. On October 28, 2024, we submitted a request for a hearing before the Panel to appeal the delisting notice from the Staff.

There can be no assurance that the Panel will grant us additional time to regain compliance with Nasdaq’s listing standards or that we could ultimately meet all applicable criteria for continued listing on Nasdaq. The Panel may determine to delist our securities from Nasdaq. If our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

Our indebtedness could have important consequences to you.

Our indebtedness could have important consequences to you. For example, it could:

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

The promissory note issued in connection with our purchase of our Edible Garden Heartland property (“Edible Garden Heartland”) is secured by a mortgage on Edible Garden Heartland and a security interest in the assets at Edible Garden Heartland. In addition, the balance under the Cedar Agreement is collateralized by our cash and receivable accounts. If we were to default on our obligations under these loans and arrangements, the counterparties would have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. If we are unable to raise additional capital or improve our ability to generate cash from operating activities, we may not have sufficient cash on hand or available liquidity that can be utilized to meet our debt service and other obligations when they become due. If we were to default on our obligations under these loans and arrangements, the secured counterparties would have the right to our assets. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Filing Date
4.1	Form of Class A Warrant dated September 30, 2024.	8-K	001-41371	October 4, 2024
4.2	Form of Class B Warrant dated September 30, 2024.	8-K	001-41371	October 4, 2024
4.3	Form of Pre-Funded Warrant dated September 30, 2024.	8-K	001-41371	October 4, 2024
4.4	Warrant Agency Agreement dated as of September 30, 2024 between the Company and Equiniti Trust Company, LLC.	8-K	001-41371	October 4, 2024
4.5	Form of Placement Agent Warrant dated September 30, 2024.	8-K	001-41371	October 4, 2024
10.1+	Second Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	8-K	001-41371	August 23, 2024
10.2	Securities Purchase Agreement dated as of September 27, 2024 between the Company and the investors thereto.	8-K	001-41371	September 27, 2024
10.3	Placement Agency Agreement dated as of September 27, 2024 between the Company and Maxim Group LLC.	8-K	001-41371	September 27, 2024
10.4	Form of Letter Agreement by and between the Company and the investor party thereto Regarding Prepayment of Secured Promissory Note Originally Issued to Sament Capital Investments, Inc.	8-K	001-41371	September 27, 2024
10.5±	Lease Agreement, made as of December 30, 2014, by and between Edible Garden Corp. and Whitetown Realty, LLC.	8-K	001-41371	October 4, 2024
10.6±	Lease Extension Agreement, dated September 10, 2019, by and between Edible Garden Corp. and Whitetown Realty, LLC.	8-K	001-41371	October 4, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: November 13, 2024

