Form 10-K
period 2024-12-31
Edible Garden AG Inc
filed 2025-04-01
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

Commission File Number:001-41371

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4.1 million.

As of March 14, 2025, the registrant had 1,436,734 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

ANNUAL REPORT ON FORM 10-K

When we use the terms “Edible Garden,” the “Company,” “we,” “us,” or “our,” we are referring to Edible Garden AG Incorporated and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “projections,” “should,” “strategy,” “strive,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”) and our ability to comply with Nasdaq's listing standards;
•	the departure of members of our management team;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to complete and integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to pay our debts as they come due;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements; and
•	the potential lack of liquidity and trading of our securities.

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

PART I

Item 1. Business

Overview

Edible Garden is a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of plants in the ground, by using a vertical growing system, we can grow many towers of plants in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

Our controlled greenhouse facilities allow us to grow consistent quality herbs year-round, first by eliminating some of the variability of outdoor farming with our CEA techniques, and second by leveraging our proprietary software, GreenThumb. In addition to using hydroponic and vertical greenhouse systems, we use a “closed loop” system in our greenhouses. Generally, in a “closed loop” system, drain water is recollected and reused for irrigation. In our closed loop system, we also cycle water back into the system that has been collected through reverse osmosis. When compared to conventional agriculture, our closed looped systems and hydroponic methods use less land, less energy and less water (than legacy farms), thus conserving some of the planet’s limited natural resources. Our advanced systems are also designed to help mitigate contamination from harmful pathogens, including salmonella, e-coli and others.

We have also developed patented software called GreenThumb that assists in tracking plants through our supply chain. Utilizing our GreenThumb software to track the status of our plants as they grow and move throughout the greenhouse allows us to add a layer of quality control due to the frequent monitoring of the growing process, leading to improved traceability. In this context, traceability means being able to track a plant through all stages of production and distribution. In addition to improving traceability, GreenThumb helps us better manage the day-to-day operations of our business. GreenThumb is a web-based greenhouse management and demand planning system. We also use our GreenThumb software to help monitor the quality of our products, and we have dedicated quality assurance and quality control personnel that check and monitor our products. We have customer service personnel that answer any questions the consumers of our products may have, and we regularly ask for feedback from our customers on the quality of our products. The combination of the GreenThumb software, quality assurance and control processes (including compliance with food safety standards), and feedback from consumers and purchasers holds us accountable for maintaining the quality of our products.

We focus our efforts on producing our herbs and vegetables in a sustainable manner that will reduce consumption of natural resources, by recycling water in our closed loop system and using LED lights instead of conventional lightbulbs to accelerate crop growth and yield, when necessary. In addition, the inventory management component of GreenThumb allows us to manage inventory levels, order quantities and fill rates while maximizing truck loads. This means that we are better able to control shipping our products in full truck loads and retailer backhaul programs, thus eliminating multiple deliveries and decreasing the excess emission of greenhouse gases that would result from many partially full trucks delivering our products. Together, these elements of our production and distribution process are intended to reduce our carbon footprint, or the total amount of greenhouse gases that are generated by our actions, as compared to a legacy farm business.

We believe our focus on our brand “Edible Garden” is a significant differentiator. The brand not only lends itself to our current portfolio of products but allows us to develop other products in the “Consumer Brands” category. Our focus on sustainability, traceability, and social contribution, which we define as an ongoing effort to improve employee relations, working conditions, and local communities, presents our value proposition to our customers and supermarket partners and distributors. We have recently leveraged our brand recognition to offer more consumer products that are in many cases co-manufactured, such as protein powder, sports nutrition, sauces, fermented products, pickles, and flavor enhancers.

We believe that the power of our brand together with the quality, innovative packaging, patented displays and traceability of our products allow all of our customers to associate Edible Garden with locally grown and sustainably sourced packaged herbs and vegetables. Our tag line “Simply Local, Simply Fresh” is intended to describe our business plan: growing herbs in local farms in the regional communities where our customers sell our products so that the products stay fresher for longer. We believe this strategy allows us to drive local grass roots brand awareness while we grow our business to support our plan to become a national brand.

 As of December 31, 2024, we offer more than 106 stock keeping units (“SKUs”) and expect to further cross sell products across our supermarket partners to meet their demand. These products include: cut herbs; hydroponic basil; vitamin and protein powder products; sports nutrition; fermented hot sauces; chili oil products; pickles; and squeezable herbs.

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

Some of our products are verified as non-GMO by the non-GMO Project. To have a product verified by the non-GMO Project, we submit to an annual review process of the relevant products. We must source seeds and cuts from reputable and safe suppliers, not use bio-engineered products or ingredients during the growing process and not include bio-engineered ingredients or products in the final goods sold to customers.

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

We believe that the power of our brand together with the quality, innovative packaging and traceability of our products allow all of our customers to associate Edible Garden with locally grown and sustainably sourced packaged herbs and vegetables. Our tag line “Simply Local, Simply Fresh” is intended to describe our business plan: growing herbs in local farms in the regional communities where our customers sell our products so that the products stay fresher for longer. We believe this strategy allows us to drive local grass roots brand awareness while we grow our business to support our plan to become a national brand.

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

On August 30, 2022, through our wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Michigan Subsidiary”), we acquired a five-acre greenhouse facility in Grand Rapids, Michigan for $2,886,000. The greenhouse facility is operating as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland fully transitioned to growing our herbs and lettuce products, adding approximately five acres of directly controlled growing capacity to our operations. Additionally, in September 2023 we began shipping fall ornamental products grown in our Edible Garden Heartland facility. In 2024, we transitioned the Heartland facility to focus primarily on our herb business, exiting lower margin lettuce and floral product lines.  As a result, we experienced a positive contribution to our gross margin. We believe Edible Garden Heartland will continue to contribute to higher  gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility houses a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.   For example, at Edible Garden Heartland, we are developing a proprietary propagation system to improve our growing efficiency. We expect to gain further efficiencies by bringing additional warehouse capabilities online at Edible Garden Heartland allowing us to cross-dock and sell other types of products to those customers we serve out of this location.

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

Products

We currently offer more than 106 stock keeping units (“SKUs”) and expect to further cross sell products across our supermarket partners to meet their demand. These products include:

•	35 types of individually potted, live herbs;
•	48 types of cut single-herb clamshells;
•	2 wheatgrass;
•	2 hydro basil;
•	12 vitamin and protein powder products sold under the Vitamin Whey and Kick.Sports Nutrition lines;
•	4 fermented hot sauces under our Pulp line; and
•	3 chili oil products under our Pulp line.

The packaging we use for our produce leverages the latest technology to reduce plastics, extend the shelf life of our products, and reduce retail shrink - all leading to a reduced carbon footprint by reducing waste. The packaging we use for our produce features bio-based (sugar cane) sleeves. Using this material, we are able to reduce our use of plastic in our business. Generally, retail shrink is a loss of inventory. For our supermarket customers, one source of this shrinkage is spoiled products, such as herbs that have been in packaging for so long that they become poor quality. We use herb bags that have micro-perforations that allow ethylene gas to escape from the product packaging. Ethylene gas accelerates spoilage of herbs and by allowing this gas to escape, we are able to extend the shelf life of the product while reducing the likelihood that our customers will experience retail shrink because they have to throw our products in the garbage. Using this technology, cilantro, for example, remains in good quality after 11 days, while it would be in poor quality after seven days in other packaging, according to the developer1 of this bag material. The CO2 laser perforation creates well-defined holes which allow for a controllable and consistent environment in the bag, while other typical bagged herbs are perforated with a cold needle, which produce inconsistent holes and, therefore, an uncontrollable atmosphere. Less product spoilage means less waste, and less shrinkage means that we will not have to produce as many herbs to achieve the same level of retail sales. Altogether, we should be able to produce less carbon and minimize the size of our carbon footprint by using these packaging innovations.

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

Customers

Our products are currently sold at over 5,000 supermarket stores and food distributors across the Northeast, Midwest and Mid-Atlantic regions of the country. Some of the supermarkets that sell our products include Walmart, Target, Meijer, Hannaford, Ahold/Delhaize, Whole Foods, PriceSmart, Wakefern Food Corporation/ShopRite, King Kullen, D’Agostino’s, and H-Mart. We also serve a large number of food distributors. This market segment allows us greater penetration with smaller local and regional supermarkets and the food services business.

In February 2024, we entered into agreements with Meijer to supply and sell products to Meijer until December 2026 (the “Supply Agreements”). Under the Supply Agreements, we will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by Meijer at prices per unit set in advance. Under the Supply Agreements, we and Meijer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increases will take effect after sixty days and any price decrease will be effective immediately. If we and Meijer are unable to mutually agree on price increases, we will have the power to terminate the Supply Agreements immediately. Under the Supply Agreements, we agreed to fund the installation of fixtures in each of Meijer’s stores to display potted herbs in an aggregate amount estimated to be approximately $800,000. These payments will be made as a weekly deduction from our receivables from Meijer. The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but may be terminated by Meijer without cause upon sixty days’ prior notice.

____________________

1 “Shelf Life Studies: Herbs,” Windham Packaging, LLC.

Other than the Supply Agreements, we sell products to our customers on a purchase order basis, with no spending or purchase commitments, in the ordinary course of business. We and our customers enter into purchase orders on a daily basis. Other than purchase orders relating to the Supply Agreements, no purchase order has exceeded 2.1% of our revenue for the particular quarter in which the products were delivered to the customer.

Since inception, a few of our customers constitute a majority of our total revenue. For example, during the year ended December 31, 2024, we earned approximately 82.0% of our revenue from four customers (44.0% of which was attributed to sales made to one customer), and at December 31, 2024 approximately 87.5% of our gross outstanding trade receivables were attributed to five customers (45.6% of which was due from one customer). While we value our strong relationship with these major customers, we face the risk of losing a significant source of revenue if our major customers do not continue to purchase our products. If that were to occur and we were unable to replace the revenue by selling our products to additional customers, our ability to earn revenue would be significantly negatively impacted. Part of our growth strategy is to reduce this customer concentration by expanding our production capacity, which would allow us to sell our products to more supermarket partners.

Production and Properties

We utilize prime greenhouse locations in the Northeast, Midwest and Mid-Atlantic regions of the country, allowing us to provide local fresh and organic products to these local communities. Our locally grown and delivered products using a network of sustainable greenhouse farms provide local communities, retailers and consumers with the quality they demand with the food safety they expect. The communities, retailers and consumers benefit from this as this allows us to get our products to market in the shortest time without compromising the plant’s quality and nutritional value. The growing locations are chosen to be near key trucking lanes within hours of major cities to cut down on “food miles” and fuel costs. We believe our strategy enhances our products’ appeal to major consumer constituencies that desire products grown and delivered locally.

Potential Growing Capacity

Consistent year round growing that adheres to our stringent sustainability protocols occurs in greenhouse locations in California, New Jersey, and Michigan. The combination of: (1) our 5-acre, 200,000 square ft., flagship greenhouse location in Belvidere, NJ (“Flagship Facility”); (2) our 5-acre, 200,000 square ft., Heartland Facility in Grand Rapids, Michigan (“Edible Garden Heartland”); and (3) over 480,000 square feet of available growing capacity in contracted greenhouse space from contract growers, enables us to use standardized methods and a suite of proprietary technology innovations to operate these hydroponic greenhouses and deliver consistent, fresh produce. Although we have access to this growing capacity at our contracted greenhouses, we do not use all of this capacity at any one time. We work with the contract growers to have products grown in locations that are near our customers, and because of changes in customer demand or the ability of the contract grower to meet the terms of our purchase orders, the locations where our products are grown change over time. We believe we have sufficient potential growing capacity with contract growers, at Edible Garden Heartland and at our Flagship Facility to supply products to our existing customers.

Since January 1, 2024, we have grown or purchased products grown in the following locations and with the following potential growing capacity:

Location	Growing capacity	Operated by
Flagship Facility (Belvidere, New Jersey)	5 acres	Edible Garden
Edible Garden Heartland (Grand Rapids, Michigan)	5 acres	Edible Garden
Grand Rapids, Michigan	6 acres	Contract grower
Ojai, California	10+ acres	Contract grower

Order Process

If necessary, we rely on long-term relationships with contract growers to grow our herbs and produce but have no formal long-term contracts with these growers. We classify our relationships with growers as “long term” because of the length of the personal working relationship between members of our management team and the growers. In some cases, these relationships began more than five years ago. While the personal relationships are long term, we typically do not have formal written contracts with these growers. Instead, we and the growers use purchase orders to transact business. Our growing relationships require our produce to be grown in strict accordance with our proprietary growing process and to our specifications, but otherwise leaves control over the growing process to the contract growers.

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

Construction began on the packhouse at the New Jersey facility prior to our inception. Our predecessor company paid to build a foundation and construct the prefabricated building for the packhouse. Although the packhouse building is standing, it requires utilities and other improvements before we can use the building for our business. We anticipate investing an additional $1.1 million in capital expenditures to add paving and utilities such as HVAC, electrical service, septic system, and a well to complete the packhouse. To date, we have paid $410 thousand towards the construction of the packhouse. Whitetown Realty, LLC (the “Landlord”), is aware of the construction of the packhouse. We do not anticipate construction on the packhouse will impact our ability to operate the property. We anticipate completion of the current construction of the packhouse to be completed by March 31, 2026.

We source the raw materials for production from multiple suppliers, including Ball Horticulture, Fidelity Paper & Supply, Coastal Container, Gristmill, Griffin Supplies, East Jordan Plastics and Sun Gro Horticulture, and expect that those supplies will continue to be available for our use.

Heartland Facility in Grand Rapids, Michigan

On August 30, 2022, through the Michigan Subsidiary, we acquired a five-acre greenhouse facility in Grand Rapids, Michigan, which operates as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland transitioned to growing our herb products, adding five acres of directly controlled growing capacity to our operations. In 2024, we brought the facility to 60% of growing capacity, enabling us to reduce our reliance on third party growers. We believe the addition of Edible Garden Heartland will continue to contribute to higher gross margin. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

Distribution

Edible Garden utilizes advanced, sustainable, environmentally controlled indoor agriculture to grow and process organic herbs. Through our extensive distribution platform and proprietary predictive modeling, we pick, pack and ship to big box retailer’s distribution centers in our network. We distribute our products through more than 50 retail partners including national big box retailers, regional grocery stores, distributors, restaurants and local purveyors.

Our growing and distribution plans are designed to get our locally grown products to our retail partners and consumers as soon as possible after harvest. We want to make sure that our products arrive as fresh, undegraded and nutrient rich as when they were harvested. In order for us to meet this objective we strive to deliver our products to market in no less than 24 hours from when they are picked. We currently rely on our own fleet delivery vehicles, as well as other independent shipping operators. We continue to assess our footprint and optimize our logistics and shipping fleet. We plan on shifting our mix of vehicles towards more energy efficient vehicles and further reducing our reliance on our fleet by increasing backhauls. In addition, we are working with key customers to minimize our exposure to shipping costs by leveraging backhaul opportunities. Our greenhouse farms have to be strategically located in order for us to deliver on this objective.

We hold our transportation-related assets and manage the distribution of our products through our wholly-owned subsidiary, EG Transportation, LLC. This entity owns and leases the delivery vehicles we use to distribute products and holds the liability insurance needed for the transportation aspects of our business. As of December 31, 2024, we have 13 delivery vehicles and less than 10 drivers.

Competition

The U.S. fruits and vegetable markets are highly competitive. Our main competitors are Gotham Greens, Bright Farms, 80 Acres Farms and Plenty. Many of these companies may have significantly greater financial, technical, marketing and distribution resources, as well as greater experience in the industry than we have. Our services may not be competitive with their services. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. However, we believe the following elements will give us a competitive advantage in the rapidly growing CEA category:

Customer Relationships and Brand. Our herb product portfolio is sold through our supermarket partners including Walmart, Target, Meijer, Hannaford, Ahold/Delhaize, Whole Foods, PriceSmart, Wakefern Food Corporation/ShopRite, King Kullen, D’Agostino’s,  and H-Mart and food distributors. These key partners make up the majority of our revenue. We believe that we will continue capture more opportunities with these partners as we expand our business and product offering. We also utilize an efficient marketing mix of social media, in-store signage and premium shelf positioning to drive consumer awareness and reinforce purchases. In addition, we utilize our patented Self-Watering Displays to drive awareness and deliver superior products to our customers consistent with our Zero-Waste Inspired® mission.

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

Industry Overview

Traditional Outdoor Agriculture. The traditional agriculture industry in the United States consists primarily of field crop farms. According to the USDA, the United States had more than 250 million planted acres of farmland in August of 2024. Over the last few decades, the acreage has shifted and consolidated to larger and larger farms. Today, large-scale family farms make up just 3 percent of farms in the United States and 42 percent of overall production. Production of produce is also regionalized. The American Farm Bureau Foundation reports that Monterey County in California, home of Salinas Valley, supplies 61% of all leaf lettuce and 56% of head lettuce in the United States.

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

Growth Strategy

We are at an important point as we operate at a commercially viable scale and are ready for the next level of growth with additional greenhouses, processing and finished goods capabilities. Our business plan is to develop, own and operate commercial greenhouses across North America through a combination of organic and acquisitive growth. Presently and in the near term our greenhouse operations will continue to grow herbs and develop finished goods/consumer products that communicate our brand promise. This combination of growing know-how to inform finished goods with more shelf stability should lead us to additional market penetration while benefiting from expected margin expansion. Additionally, we are augmenting our product portfolio with shelf stable products to complement our produce portfolio.  We expect to further scale our business by building or acquiring new, fully scaled commercial greenhouses in strategic locations in close proximity to our customer distribution centers and major population demographic centers to sell products into established supermarkets partners and distributors. We believe this fledgling industry is at an early stage of consolidation and we have the opportunity with our strong channels to market, retailing expertise and technology in CEA to be a leader in this space.

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

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect our proprietary rights, which are primarily our inventions, brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks, has two pending patent applications, and three issued patents in the United States. The issued patents include claims related to greenhouse management software and systems (GreenThumb) and are expected to remain in force until November 2040, provided that all required maintenance fees are paid. One of the two pending patent applications is a continuation-in-part patent application related to greenhouse management software and systems. If this pending patent is granted, it would remain in force until at least November 2040, provided that all required maintenance fees are paid. The other pending patent application is related to automatically watering display stands for herbs and other vegetation. Should this pending patent application be granted, the design patent will remain in force until February 2035, provided that all required maintenance fees are paid for the utility patent.

Research and Product Development

Edible Garden recognizes the consumer acceptance and growth opportunities associated with plant-based derivatives of the products/plants it currently grows. As a leader in sustainability, research and development is a key focus for us moving forward. We sell plant-based nutraceuticals under the Vitamin Way and Kick. Sports Nutrition brands. These products are produced by a co-manufacturer according to our specifications. We expect to grow our nutraceuticals product suite with additional products by working with Nutracom, an established developer and contract manufacturer of nutritional products, on new formulations. We believe that expanding into multiple product lines and diversifying from fresh produce to shelf-stable products will increase revenue opportunities.

Our Sustainability Plan - Renew, Reuse, Recycle & Innovate

Our operations are environmentally conscious. We operate our CEA greenhouse facilities with the goal of being a good steward of nature. With our closed loop systems, we recapture and recycle water into our growing process. We use integrated pest management instead of traditional pesticides in our Flagship Facility, Edible Garden Heartland and all contracted grow facilities. In vertical grow systems, we are able to grow more herbs and lettuce per square foot than legacy farms. Our GreenThumb software allows us to be more efficient in our packing and shipping process with the goal of reducing excess emissions of greenhouse gases and carbon that would result from more trucks transporting our products. The packaging we use is intended to reduce food spoilage and food waste while utilizing bio-based materials, leading to a reduction of plastics in the packaging. In the future, we intend for our greenhouses to take advantage of areas with renewable energy alternatives such as solar, wind, and hydro together with suppliers that support greenhouse gas-free electricity generation, when available. We plan to continue to deliver innovation in the products we use for our packaging and potting, further eliminating plastics from our products with recycled, biodegradable packaging. We continually try to find partners who share our vision and commitment to sustainability. Although we ultimately rely on our partners to maximize their efficiencies, we drive reductions in overall carbon emissions and food miles by growing and delivering from facilities that are as close to our supermarket partners’ distribution centers as possible. We are working to help those partners who are not currently pursuing sustainability goals to move in that direction by raising awareness and providing information and guidance.

2024 Sustainability, Waste Reduction and Carbon Emission Avoidance

The following measures demonstrate Edible Garden’s ongoing commitment to sustainability, waste reduction and carbon neutrality for 2024:

•	131 passenger car emissions were avoided by co-loading orders and backhauling supplies.

•	Reduced our overall fuel demand by 28,870 gallons of diesel fuel by route optimization.

•	Conserved 687 barrels of crude oil by route optimization.

•	11,803 metric tons of non-recyclable virgin plastic were avoided by using recyclable pots for our crops.

•	Recycled 34 metric tons of mixed recyclables including corrugate, plastic, and glass by maintaining our recycling program.

•	Avoided 104 tons of food waste by packing larger crops in taller boxes and by making food donations to local programs like Food Shed Alliance.

•	Saved 1,000,000 gallons of water used by recirculating water systems and capturing run-off.

Total estimated emissions avoided in 2024: 145,803 metric tons of CO2.

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

Corporate History and Structure

Our business is a successor business of a subsidiary of Terra Tech Corp. (previously known as Unrivaled Brands, Inc., now known as Blum Holdings, Inc.) (“Terra Tech”). We purchased substantially all of the assets of Edible Garden Corp., a subsidiary of Terra Tech, from Terra Tech as of March 30, 2020. Our company was incorporated on March 28, 2020 in the State of Wyoming as Edible Garden Inc. We subsequently changed our name to Edible Garden AG Incorporated on July 20, 2020, and we effected a stock split of 20 for 1 as of October 14, 2020. Effective July 7, 2021, our parent company, Edible Garden Holdings Inc., merged with and into us with us as the surviving entity. We converted into a Delaware corporation effective July 12, 2021. On September 8, 2021, we effected an additional forward stock split of 20 for 1. On January 26, 2023, we effected a reverse stock split of 1 for 30, on April 5, 2024, we effected a reverse stock split of 1 for 20, and on March 3, 2025, we effected a reverse stock split of 1 for 25. As of December 31, 2024, we had 99 employees, of which 98 were full-time employees.

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

We have incurred significant losses since our inception. We experienced net losses of approximately $11.1 million and $10.2 million for the years ended December 31, 2024 and 2023, respectively. We expect our capital and operational expenses to remain at historical levels as a percent of revenue in the future due to sales and marketing investments, packhouse construction costs, costs to continue our growth strategy, and general and administrative costs. Therefore, our operating losses will continue through the near term. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the relationship. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the third quarter of 2025 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $8.5 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively.

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

In accordance with accounting guidance, we estimated the value of the equipment and leasehold improvements that we acquired from our predecessor at the time of acquisition, and management is required to analyze whether impairment may exist for our assets. When impairment triggers are deemed to exist for assets, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. In the past, we have had to record impairment charges that have negatively impacted our net income. If future impairment charges are significant, our reported operating results would be adversely affected.

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

During the year ended December 31, 2024, 82.0% of our total revenue was attributed to four customers (44.0% of which was attributed to sales to one customer). During the year ended December 31, 2023, 83.1% of our total revenue was attributed to five customers (44.4% of which was attributed to sales to one customer). At December 31, 2024, approximately 87.5% of our gross outstanding trade receivables were attributed to five customers (45.6% of which was due from one customer).  At December 31, 2023, approximately 80.4% of our gross outstanding trade receivables were attributed to four customers (41.1% of which was due from one customer). These customers generally do not enter into long-term contracts. Although we entered into the Supply Agreements, which provide for a three-year term, Meijer may terminate the Supply Agreements without cause upon 60 days’ notice. We face risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenue and results of operations. If these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

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

Adverse weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Our products are vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified by the ongoing global climate change. Severe weather conditions have and are expected to continue and could adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When severe weather, wildfires, natural disasters, and other adverse environmental conditions (i) destroy products planted in our greenhouses or our contract growers’ greenhouses or (ii) prevent us from distributing these products on a timely basis, we may lose our investment in those products and/or our costs of purchased products may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of contract growers, or when it endangers one of our products.

Adverse weather may also impact our supply chains, preventing us from procuring necessary supplies and delivering our products to our customers. We could be unable to fulfill customer orders due to severe weather, wildfires and natural disasters. Such severe weather events that could materially disrupt our operations may occur with higher frequency because of climate change.

Our performance may be impacted by general and regional economic volatility, inflation, tariffs, or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets, particularly if food costs increase more quickly than wages in an inflationary environment. Economic uncertainty could also result in changing consumer preferences and could reduce the demand for our products. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some products, which could then lower revenue and profitability. In addition to the economic factors listed above, any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, including energy prices, and other economic factors in the U.S. and other countries in which we operate can increase our cost of sales and operating, selling, general and administrative expenses and otherwise materially adversely affect our operations and operating results.

U.S. and international trade policies, tariffs, trade barriers and other restrictions on the importation of goods, trade sanctions imposed between certain countries and entities, limitations on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers, our access to products and our access to service providers, could adversely affect our operations and operating results.

Additionally, we are subject to regional economic volatilities since our potential growing capacity is located in a few areas, including Belvidere, New Jersey; Grand Rapids, Michigan; and Ojai, California. Our use of hydroponic farming requires that it rely on local disease-free water sources and growing materials. Accordingly, any change in the availability of these local raw materials could adversely affect our operating results.

Because our business is concentrated on a limited set of products, we are vulnerable to changes in consumer preferences and changes in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of growing, shipping and selling fresh herbs, along with plant-based protein, sports nutrition, a line of gourmet sauces, pickles, chili-based products, and squeezable herbs. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to anticipate shifts in consumers’ tastes and preferences. Any future shifts in consumer preferences away from the consumption of these products would also have a material adverse effect on our results of operations. Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions as may be affected by geopolitical events, political instability, tariffs, trade restrictions, unseasonable weather, pandemics and other public health emergencies, as well as other factors that are outside of our control. Discretionary purchases may decline during recessionary periods or at other times when disposable income is lower, such as during highly inflationary periods. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

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

The announcement of the proposed transaction with the Narayan Group, which may not be completed, may adversely affect our business and results of operations.

Uncertainty about the effect of the proposed transaction to purchase the outstanding share capital of Narayan d.o.o. and its subsidiaries (“Narayan Group”), a producer of organic coconut and superfood products, on our employees, customers, and other parties may have an adverse effect on our business or results of operations regardless of whether the proposed transaction is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the transaction:

•	significant management time and resources could be diverted to the consummation of the proposed transaction instead of our day-to-day operations;
•	if the proposed transaction is not completed, we may never recover the value of the funds advanced to the Narayan Group to support their operations;
•	relationships with customers, contract growers and suppliers could be affected;
•	we may not be able to pursue alternative business opportunities or make appropriate changes to our business;
•	our ability to attract, retain, and motivate employees, including key personnel, could be impaired;
•	litigation relating to the proposed transaction could arise; and
•	significant costs, expenses, and fees for professional services and other transaction costs in connection with the Transaction have been and may continue to be incurred.

The negotiation and pendency of the proposed transaction may also exacerbate other risks discussed elsewhere in this “Risk Factors” section, any of which could have a material effect on us. Our failure to consummate the proposed transaction could result in negative publicity and a negative impression of our Company among our customers and suppliers. Further, any disruptions to our business resulting from the proposed transaction, including any adverse changes in our relationships with our customers and suppliers, could continue or accelerate in the event that a purchase agreement relating to the transaction is not entered into and the proposed transaction is not completed. In addition, if the proposed transaction is not completed, we may not remain listed on Nasdaq, the value of our common stock would likely decline, and we may never achieve the scale necessary to continue our business. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction. Many of these fees and costs will be payable by us even if the proposed transaction is not completed and may relate to activities that we would not have undertaken in the absence of the proposed transaction.

We may not successfully integrate assets from acquisitions.

If we fail to accurately assess and successfully integrate any recent or future acquisitions such as the Transaction, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and increased losses. Successful integration involves many challenges, including:

•	the difficulty of integrating acquired operations and personnel with our existing operations;
•	the difficulty of operating a business in new geographies and addressing the particular economic, political and regulatory risks associated with specific countries;
•	the difficulty of developing, manufacturing, and marketing new products and services;
•	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
•	integrating the acquired company’s accounting and other administrative systems into ours;
•	currency and regulatory risks associated with operations in foreign countries;
•	in some cases, our exposure to unforeseen liabilities of acquired companies; and
•	the loss of key employees of an acquired business operation.

In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:

•	contingent consideration payments;
•	the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
•	transaction bonuses to management;
•	charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
•	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.

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

We may implement new lines of business, such as the Pulp sauces, Pickle Party, and Kick. Sports Nutrition, or offer new products and services within existing lines of business.

As an early-stage company, we may implement new lines of business at any time. For example, in the first quarter of 2023, we launched a line of gourmet sauces and chili-based products to expand our reach into supermarkets. In 2024, we launched two additional lines: Pickle Party, a line of fresh and fermented pickles to augment our condiment line and Kick. Sports Nutrition, a cleaner label, better for you nutraceutical line.

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

Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and knowhow, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In 2024, we were granted three patents, two for our GreenThumb software (US 11,158,006 B1, US 11,410,249 B2 and US 11,830, 088 B2) and one for our self-watering displays (U.S. Patent No. D1,010,365).  In the future, we may seek to apply for additional patents, however those patent applications may not be granted. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed. Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which could adversely affect our operating results.

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

The promissory note issued in connection with our purchase Edible Garden Heartland is secured by a mortgage on Edible Garden Heartland and a security interest in the assets at Edible Garden Heartland. In addition, the balance under a standard merchant cash advance agreement with Cedar Advance LLC is collateralized by our cash and receivable accounts. If we were to default on our obligations under these loans and arrangements, the counterparties would have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. If we are unable to raise additional capital or improve our ability to generate cash from operating activities, we may not have sufficient cash on hand or available liquidity that can be utilized to meet our debt service and other obligations when they become due. If we were to default on our obligations under these loans and arrangements, the secured counterparties would have the right to our assets. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

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

As a manufacturer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, such as the New Jersey Department of Agriculture, with respect to production processes, product attributes, packaging, labeling, storage, and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, and labeling. In addition, advertising for our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Failure to comply with existing or modified regulations promulgated by these agencies may adversely affect our operating results.

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

On October 21, 2024, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for at least 30 consecutive business days, we no longer met the Bid Price Rule. Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we were not eligible for any compliance period to regain compliance with the Bid Price Rule. On October 28, 2024, we submitted a request for a hearing before the Panel to appeal the delisting notice from the Staff, and on February 12, 2025, we received written notification from the Panel that granted us an extension to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. The extension by the Panel is contingent on the Company achieving scheduled milestones and notifying Nasdaq of such achievement. If the Company is not successful at satisfying these milestones within the prescribed time, the Panel may revoke the extension.

There can be no assurance that we will ultimately meet all applicable criteria for continued listing on Nasdaq. The Panel may determine to delist our securities from Nasdaq. If our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

General economic conditions and other economic factors in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, increased costs for utilities, inflation, deflation, higher levels of unemployment, decreases in gross domestic product and consumer disposable income, higher tax rates, imposition of new taxes or other changes in tax laws, the imposition of import restrictions, tariffs, or overall economic slowdown or recession and other economic factors in the U.S. could adversely affect consumer demand for the products we sell, adversely affecting our net sales, growth rates, or operating income.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed and contemplated for importing goods from key international supply chain locations have significantly increased. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum and fertilizer. The prices for these raw materials fluctuate depending on market conditions along with the impact of tariffs, and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, food safety, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. In addition, we may be subject to regulatory actions. For example, all Employee Retention Credit (“ERC”) claims, which can be made in a variety of circumstances with varying degrees of subjectivity and without clear authoritative guidance, are subject to inspection and reversal by the Internal Revenue Service (“IRS”). Although we received approximately $865 thousand in ERC funds during the year ended December 31, 2023, we have received no formal determination regarding our claims for the ERC. If we were found to be ineligible for the ERC, the IRS could reverse the ERC credits and charge a penalty and interest on the funds we received. There can be no assurance that we will be able to retain the ERC funds we have received to date. The cost to defend such litigation or regulatory action may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cyber Security Governance

Oversight of cybersecurity infrastructure is managed by members of our management team, including our Chief Executive Officer and Interim Chief Financial Officer. Management works in tandem with a third-party service provider (the “Service Provider”) who routinely reviews and updates our antivirus and antimalware software, monitors our intrusion detection system and intrusion protection system and reviews and cleans our corporate email system. Other than engaging the Service Provider prior to our initial public offering, given our overall risk profile, the Board has had limited involvement with our cybersecurity risk management. The management team, with support from the Service Provider, would raise any significant cybersecurity risks with the Board.

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

We operate our Flagship Facility, a 5-acre greenhouse location in Belvidere, New Jersey. On October 1, 2024, we acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., our former parent company, for the nominal price of $1.00. At our inception, we acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and the Landlord, made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, we operated the New Jersey property through an informal arrangement with EGC in which the Company effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of its acquisition of EGC, we assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, we will pay the Landlord a monthly lease payment of approximately $22,500 in 2025.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 (the “common stock”), is listed on the Nasdaq Capital Market under the symbol “EDBL”. As of March 14, 2025, we had 16 stockholders of record. The actual number of stockholders is considerably greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2024. In addition, please refer to the discussion of our business contained in Part I, Item 1 of this Annual Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

OVERVIEW

We are a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of plants in the ground, by using a vertical growing system, we can grow many towers of herbs in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

Our controlled greenhouse facilities allow us to grow consistent quality herbs year-round, first by eliminating some of the variability of outdoor farming with our CEA techniques, and second by leveraging our proprietary software, GreenThumb. In addition to using hydroponic and vertical greenhouse systems, we use a “closed loop” system in our greenhouses. Generally, in a “closed loop” system, drain water is recollected and reused for irrigation. In our closed loop system, we also cycle water back into the system that has been collected through reverse osmosis. When compared with conventional agriculture, our closed looped systems and hydroponic methods use less land, less energy and less water (than legacy farms), thus conserving some of the planet’s limited natural resources. Our advanced systems are also designed to help mitigate contamination from harmful pathogens, including salmonella, e-coli and others.

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

We also use our GreenThumb software to help monitor the quality of our products, and we have dedicated quality assurance and quality control personnel that check and monitor our products. We have customer service personnel that answer any questions the consumers of our products may have, and we regularly ask for feedback from our customers on the quality of our products. The combination of the GreenThumb software, quality assurance and control processes (including compliance with food safety standards), and feedback from consumers and purchasers holds us accountable for maintaining the quality of our products.

We focus our efforts on producing our herbs and vegetables in a sustainable manner that will reduce consumption of natural resources, by recycling water in our closed loop system and using LED lights instead of conventional lightbulbs to accelerate crop growth and yield, when necessary. In addition, the inventory management component of GreenThumb allows us to manage inventory levels, order quantities and fill rates while maximizing truck loads. This means that we are better able to control shipping our products in full truck loads and retailer backhaul programs, thus eliminating multiple deliveries and decreasing the excess emission of greenhouse gases that would result from many partially full trucks delivering our products. Together, these elements of our production and distribution process are intended to reduce our carbon footprint, or the total amount of greenhouse gases that are generated by our actions, as compared with a legacy farm business.

We believe our focus on our brand “Edible Garden” is a significant differentiator. The brand not only lends itself to our current portfolio of products but allows us to develop other products in the “Consumer Brands” category. Our focus on sustainability, traceability, and social contribution, which we define as an ongoing effort to improve employee relations, working conditions, and local communities, presents our value proposition to our customers and supermarket partners and distributors. We have recently leveraged our brand recognition to offer more consumer products that are in many cases co-manufactured, such as sauces, fermented products and flavor enhancers.

RECENT DEVELOPMENTS

Reverse Stock Split

As of March 3, 2025, we effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split. All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Nasdaq Compliance

On October 21, 2024, we received a letter from Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share, (the “Bid Price Rule”). Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we were not eligible for any compliance period to regain compliance with the Bid Price Rule. On October 28, 2024, we submitted a request for a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting notice from the Staff. On January 14, 2025, we attended our hearing with Nasdaq February 12, 2025, we received written notification (the “Notice”) from Nasdaq that the Panel granted an extension for us to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. The extension by the Panel is contingent on us achieving certain milestones and notifying Nasdaq of such achievement. If the Company is not successful at satisfying these milestones within the prescribed time, the Panel may revoke the extension. There can be no assurance that we will ultimately meet all applicable criteria for continued listing on Nasdaq. The Panel may determine to delist our securities from Nasdaq.

Proposed Transaction with the Narayan Group

On March 4, 2025, we announced that we are continuing our pursuit of acquiring the Narayan Group, a sustainable food producer based in Slovenia with operations in Europe and Asia. In connection with the proposed transaction, on February 12, 2025, we advanced the Narayan Group $190,000 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $190,000. The promissory note accrues interest at a rate of 6.0% per annum until June 30, 2025, after which interest will accrue at a rate of 10.0% per annum if the parties have not entered into a definitive agreement with respect to the proposed transaction. In that event, the Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025. If the transaction is completed, we would acquire 100% of the share capital of the Narayan Group in exchange for issuing Narayan Group shareholders shares of our common stock.

Equity Distribution Agreement

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may, from time to time, issue and sell shares of common stock through the Agent in an at-the-market offering of up to $2,516,470. To date, the Company has received net proceeds of $1.167 million after deducting the Agent’s commission of 3.5% of the gross proceeds and other offering expenses from the sale of shares of common stock under the EDA.

Warrant Inducement Transaction

On December 23, 2024, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of existing Class B warrants originally issued on September 30, 2024 (the “Existing Warrants”) to purchase 333,200 shares of common stock. Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $9.00 per share in consideration for our agreement to issue: (i) new unregistered five-year warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “New Class A Warrants”), and (ii) new unregistered eighteen-month warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “New Class B Warrants”). The New Class A Warrants were immediately exercisable upon issuance and have a term of five years from the issuance date, and the New Class B Warrants were immediately exercisable and have a term of eighteen months from the issuance date. On December 23, 2024, we completed the warrant inducement transaction and received net proceeds of approximately $2.8 million.

Cedar Cash Advance Agreement

On December 4, 2024, we entered into a standard merchant cash advance agreement (the “Cedar III Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which we agreed to sell $2,485,000 of future accounts receivable to Cedar in exchange for a purchase price of $1,750,000, less fees and expenses of $87,500, for net funds provided of $1,662,500. A portion of the net proceeds of the Cedar III Agreement were used to satisfy the remaining future accounts receivable of $523,150 to which Cedar was entitled under the amended and restated standard merchant cash advance agreement with Cedar, dated as of May 3, 2024. Weekly, we are required to pay Cedar 25.0% of all funds collected from customers for the sale of goods and services. Weekly, Cedar is authorized to withdraw $65,395 of funds from our bank account until such time a reconciliation is provided calculating the 25.0% of collections owed to Cedar or until the total balance of $2,485,000 is repaid. The Cedar III Agreement is collateralized by our cash and receivable accounts.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include allowance for doubtful accounts. The following are the accounting estimates most critical to the preparation of our consolidated financial statements.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return.  The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial reporting and tax-reporting purposes. At December 31, 2024 and December 31, 2023, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$13,857	$14,049
Cost of goods sold	11,545	13,227
Gross Profit	2,312	822
Selling, general and administrative expenses	11,587	10,009
Impairment loss	-	686
Loss from operations	(9,275)	(9,873)
Other income / (expense)
Interest expense, net	(1,219)	(390)
Gain / (Loss) from extinguishment of debt	(562)	70
Other income / (loss)	5	5
Total other income (expense)	(1,776)	(315)
NET LOSS	$(11,051)	$(10,188)

Revenue

Revenue was $13.86 million for the year ended December 31, 2024, a decrease of $192 thousand, or 1.4%, compared with $14.05 million for the year ended December 31, 2023. The decrease was primarily attributed to our strategic shift away from our lettuce and floral product lines.  Combined, the exit from these categories drove a $1.65 million decrease in revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023.  In addition, our vitamin business experienced a decrease of $0.28 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was offset by growth in our core herb business of $1.75 million for the year ended December 31, 2024.

Cost of goods sold

Cost of goods sold decreased $1.68 million, or 12.7% to $11.55 million for the year ended December 31, 2024, compared with $13.23 million for the year ended December 31, 2023. The decrease was primarily due to the reduction of our reliance on third-party growers by bringing our Edible Garden Heartland facility fully online to produce our herb product portfolio along with our shift away from low margin floral and lettuce products.  These strategic decisions drove a decrease of $4.1 million offset by an increase of $2.4 million in costs related to the integration of these activities into our owned facilities.

Gross profit

Gross profit increased by $1.49 million, or 181.3%, to $2.31 million, or 16.7% of sales, for the year ended December 31, 2024, compared with $822 thousand, or 5.9% of sales, for the year ended December 31, 2023. The improvement in margins was primarily attributed to our strategic decisions in 2024, detailed above in Cost of goods sold.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased by $1.58 million, or 15.8%, to $11.59 million for the year ended December 31, 2024, compared with $10.01 million for the year ended December 31, 2023. The increase was driven by higher legal, audit and accounting fees of $0.9 million related to our capital market activities and $0.7 million of severance related to the departure of our Chief Financial Officer in 2024.

Impairment Loss

During the year ended December 31, 2023, management completed an impairment analysis and recorded an impairment loss of $686 thousand for certain fixed assets acquired from our predecessor company, Edible Garden Corp. This loss reflects the difference between the previous book value of the assets and the estimated salvage value. No impairment of fixed assets was identified during the year ended December 31, 2024.

Loss from operations

Higher gross profit, partially offset by higher SG&A costs, resulted in a $598 thousand decrease in loss from operations to $9.28 million for the year ended December 31, 2024 as compared to the $9.87 million loss from operations recognized during the year ended December 31, 2023.

Interest expense

Interest expense was $1.22 million for the year ended December 31, 2024, compared to $390 thousand for the year ended December 31, 2023. The increase in interest expense was due to our entering into and refinancing of the standard merchant cash advance agreements with Cedar (the “Cedar Agreements”). We incurred approximately $1.02 million in interest expense under the Cedar Agreements during 2024, compared to $390 thousand of interest expense paid to our lenders in 2023. See Note 7 to our financial statements.

Loss from extinguishment of debt

During the year ended December 31, 2024, the Company recognized a loss from extinguishment of debt of $562 thousand from modifications to our agreements with Cedar. See Note 7 to our financial statements. During the year ended December 31, 2023, the Company recognized a gain from the extinguishment of debt of $70 thousand by prepaying a promissory note owed to Sament Capital Investments. See Note 7 to our financial statements for additional details.

Net loss

Net loss was $11.05 million for the year ended December 31, 2024, compared with a net loss of $10.19 million for the year ended December 31, 2023. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $11.05 million during the year ended December 31, 2024 and $10.19 million during the year ended December 31, 2023. We expect our capital and operational expenses to remain at historical levels as a percent of revenue in the future due to expected sales and marketing expenses, operational costs, packhouse construction costs, costs to continue our growth strategy, and general and administrative costs. Therefore, we believe our operating losses will continue through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the third quarter of 2025 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $8.52 million and $8.53 million during the years ended December 31, 2024 and 2023, respectively. Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

As of December 31, 2024 and December 31, 2023, we had $3.5 million and $510 thousand in cash and cash equivalents available, respectively. During the year ended December 31, 2024, we used $8.5 million of cash for operating activities. As of December 31, 2024 and 2023, we had working capital of $1.17 million and a working capital deficit of $257 thousand, respectively. As of December 31, 2024 and December 31, 2023, we had $2.56 and $4.45 million of total gross debt outstanding, respectively. To meet our cash needs, we are implementing cost savings strategies and in January 2025, we entered into the EDA with the Agent to sell shares of our common stock in an at-the-market offering for an aggregate offering price of up to $2.516 million. In addition, in March, May and December 2024, we entered into and refinanced the Cedar Agreements and received $4.4 million in cash proceeds by selling $6.46 million of trade receivables to Cedar. See Note 7 to our financial statements for additional details.

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

Capital Resources

On December 23, 2024, we entered into the Inducement Letter Agreement with the Holder of the Existing Warrants to purchase 333,200 shares of our common stock for total proceeds of $2.999 million. Maxim received an aggregate cash fee equal to 7.0% of the $2.999 million in total proceeds received from the exercise of the Existing Warrants exercised in connection with the Inducement Letter Agreement. See Note 8 to our financial statements for additional details.

On March 14, 2024, we entered into a standard merchant cash advance agreement with Cedar, pursuant to which we agreed to sell $1,491,000 of trade receivables to Cedar in exchange for $1,000,000 of cash proceeds, after deducting $50,000 for underwriting fees and other transaction expenses. On May 7, 2024, we entered into an amended and restated standard merchant cash advance agreement with Cedar (the “Cedar II Agreement”), pursuant to which we sold Cedar an additional $994,000 of our future accounts receivable for a purchase price of $700,000, less aggregate fees and expenses of $87,500, for additional net funds provided of $544,250, bringing the total financing with Cedar to $2,485,000 in accounts receivable sold for $1,544,250 of net funds provided. On December 4, 2024, we entered into the Cedar III Agreement with Cedar, pursuant to which we sold to Cedar $2.485 million of our future accounts receivable for a purchase price of $1.75 million, less fees and expenses of $87,500, for total net funds provided of $1.663 million. A portion of the net proceeds of the Cedar III Agreement were used to satisfy the remaining future accounts receivable $523 thousand to which Cedar was entitled under the Cedar II Agreement. See Note 7 to our financial statements for additional details.

On September 30, 2024, we closed a best-efforts public offering (the “September Offering”). Gross proceeds from the September Offering, before deducting placement agent fees and estimated offering expenses, were approximately $5.6 million. See Note 8 to our financial statements for additional details.

On May 23, 2024, we completed a best-efforts public offering (the “May Offering”). Gross proceeds from the May Offering, before deducting placement agent fees and estimated offering expenses, were approximately $6 million. See Note 8 to our financial statements for additional details.

On February 6, 2024, we entered into an equity distribution agreement with Maxim, pursuant to which we may, from time to time, issue and sell shares of common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $1,146,893. During the year ended December 31, 2024, we sold 7,269 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to the Agent of $40,141.

From time to time, the Company enters into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by our Company’s chief executive officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and mature on various dates through February 2028.

For more information on our outstanding debt as of December 31, 2024 and December 31, 2023, see Note 7 to our financial statements.

Cash Flows

Operating activities

During the years ended December 31, 2024 and 2023, cash used for operating activities was $8.5 million and $8.53 million, respectively. Cash used for operating activities during the year ended December 31, 2024 increased $965 thousand, primarily due to a $0.86 million increase in our net loss, offset by a $268 thousand cash impact for changes in our operating assets and liabilities.

Investing activities

During the years ended December 31, 2024 and 2023, cash used in investing activities was $303 thousand and $1.022 million, respectively. The decrease in cash used for investing activities was driven by lower spending for fixed assets and leasehold improvements.

Financing activities

During the years ended December 31, 2024 and 2023, cash provided by financing activities was $11.84 million and $9.95 million, respectively. The increase of $2.87 million in cash provided by financing activities was primarily driven by an increase of $3.98 million of proceeds from the issuance of debt and an increase of $3.84 million in cash received for warrant exercises. These increases were offset by an increase of $4.49 million in payments of debt principal and debt issuance costs and a $452 thousand decrease in cash received from the sale of common stock, net of fees and commissions paid.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EDIBLE GARDEN AG INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Edible Garden AG Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Edible Garden AG Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 12, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Costa Mesa, California

March 31, 2025

EDIBLE GARDEN AG INCORPORATED

 CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$3,530	$510
Accounts receivable, net	1,968	1,249
Inventory, net	1,544	678
Prepaid expenses and other current assets	335	210

Total current assets	7,377	2,647

Property, equipment and leasehold improvements, net	3,145	3,893
Operating lease right-of-use assets	1,202	35
Finance lease right-of-use assets	114	-
Intangible assets, net	43	47
Other assets	34	34

TOTAL ASSETS	$11,915	$6,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$4,018	$2,483
Current maturities of operating lease liabilities	212	34
Current maturities of finance lease liabilities	41	-
Short-term debt, net of discounts	1,939	387

Total current liabilities	6,210	2,904

Long-term liabilities:
Long-term debt, net of discounts	544	4,040
Long-term operating lease liabilities	992	-
Long-term finance lease liabilities	75	-

Total long-term liabilities	1,611	4,040

Total liabilities	7,821	6,944

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 1,065,402 and 11,411 shares outstanding as of December 31, 2024 and December 31, 2023, respectively (1))	4	1
Series A Convertible Preferred stock ($0.0001 par value, 10,000,000 shares authorized; nil shares outstanding as of December 31, 2024 and December 31, 2023)	-	-
Additional paid-in capital	44,942	29,971
Obligation to issue shares	459	-
Accumulated deficit	(41,311)	(30,260)

Total stockholders’ equity (deficit)	4,094	(288)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,915	$6,656

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Year Ended December 31
	2024	2023

Revenue	$13,857	$14,049
Cost of goods sold	11,545	13,227

Gross profit	2,312	822

Selling, general and administrative expenses	11,587	10,009
Impairment loss	-	686
Loss from operations	(9,275)	(9,873)

Other income (expenses)
Interest expense, net	(1,219)	(390)
Gain (Loss) from extinguishment of debt	(562)	70
Other income / (loss)	5	5
Total other income (expenses)	(1,776)	(315)

NET LOSS	$(11,051)	$(10,188)
Deemed dividend on warrants	(3,873)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,924)	$(10,188)

Net Income / (Loss) per common share - basic and diluted (1)	$(68.38)	$(1,541.79)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	218,266	6,608

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’  EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except for shares) (1)

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2023	11,411	$1	$29,971	$-	$(30,260)	$(288)

Issuance of common stock and warrants in public offerings, net of expenses	267,106	1	10,277	-	-	10,278
Exercises of common stock warrants, net of expenses	751,320	2	3,378	459	-	3,839
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	7,268	-	1,147	-	-	1,147
Issuance of common stock as payment of severance	140	-	25	-	-	25
Issuance of common stock for fees and compensation	25,241	-	144	-	-	144
Issuance of common stock to round up shares due to stock split	2,916	-	-	-	-	-
Net Income (Loss)	-	-	-	-	(11,051)	(11,051)
Balance at December 31, 2024	1,065,402	$4	$44,942	$459	$(41,311)	$4,094

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2022	725	$-	$17,892	$-	$(20,072)	$(2,180)

Issuance of common stock and warrants in public offerings, net of expenses	8,939	1	11,978	-	-	11,979
Issuance of common stock for fees and compensation	24	-	105	-	-	105
Cashless exercise of common stock warrants	1,722	-	-	-	-	-
Series A Preferred dividend	-	-	(4)	-	-	(4)
Net Income (Loss)	-	-	-	-	(10,188)	(10,188)
Balance at December 31, 2023	11,411	$1	$29,971	$-	$(30,260)	$(288)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,051)	$(10,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	122	38
Depreciation and amortization	1,076	1,489
Amortization of operating lease right of use asset	87	92
Amortization of debt discount	1,067	11
(Gain) / Loss on extinguishment of debt	562	(70)
Impairment loss	-	686
Stock-based compensation	144	31
Stock issued for payment of severance	25	-
Stock issued to Directors	-	74
Other non-cash expenses	13	5
Change in operating assets and liabilities:
Accounts receivable	(772)	(182)
Inventory	(866)	(92)
Prepaid expenses and other current assets	(200)	(148)
Accounts payable and accrued expenses	1,362	(185)
Operating lease liabilities	(85)	(92)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(8,516)	(8,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(303)	(1,022)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(303)	(1,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, including related parties	2,847	175
Payments of debt principal, including related parties	(6,127)	(2,196)
Payment of debt issuance costs	(228)	-
Proceeds from sales of common stock from Equity Distribution Agreement	1,187	-
Payment of commissions related to sale of common stock	(45)	-
Proceeds from common stock and warrants issued in public offering	11,652	12,237
Payment of costs related to public offerings and warrant exchanges	(1,268)	(259)
Proceeds from common stock warrant exercises	3,841	-
Principal payments on finance lease liabilities	(20)	-
Payment of preferred stock dividends	-	(4)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	11,839	9,953

NET CHANGE IN CASH	3,020	400
Cash at beginning of period	510	110

CASH AT END OF PERIOD	$3,530	$510

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$184	$341

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired with debt	$-	$152
Lease liabilities arising from obtaining right-of-use-assets	$1,390	$-
Unpaid stock issuance costs	$177	$-
Directors & Officers insurance policy purchased with financing	$75	$-
Receivable for common stock exercises	$68	$-

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020, Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted. On October 1, 2024, the Company acquired the Predecessor for the nominal price of $1.00. See Note 9, “Leases” for additional information.

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

On November 10, 2023, we increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. On April 5, 2024, we declared a 1-for-20 reverse stock split of our outstanding common stock and on March 3, 2025, we declared a 1-for-25 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding warrants were adjusted in connection with the reverse stock split.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above.

Nature of Business

Edible Garden is a retail seller of locally grown hydroponic produce, nutraceuticals and hot sauce, which is distributed throughout the Northeast and Midwest. Currently, Edible Garden’s products are sold at over 5,000 supermarkets. Our target customers are individuals seeking fresh produce locally grown using environmentally sustainable methods.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of operations and cash flows for the years ended December 31, 2024 and 2023 have been included.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Implemented Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, “Segment Reporting” on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU effective January 1, 2024 retrospectively to all periods presented in financial statements. Adoption of this ASU did not have a material impact on our financial statement disclosures.

Recently Issued Accounting Pronouncements to Be Adopted in Future Periods

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

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

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $202,622 and $136,858 as of December 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

During the year ended December 31, 2024, four customers accounted for approximately 82.0% of our total revenue, 44.0% of which was attributed to sales to one customer. During the year ended December 31, 2023, five customers accounted for approximately 83.1% of our total revenue, 44.4% of which was attributed to sales to one customer. As of December 31, 2024, approximately 87.5% of our gross outstanding receivables were attributed to five customers, 45.6% of which was due from one customer. As of December 31, 2023, approximately 80.4% of our gross outstanding receivables were attributed to four customers, 41.1% of which was due from one customer. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $3.2 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of December 31, 2024 or 2023.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the years ended December 31, 2024 and 2023:

	(in thousands)
	Year Ended,
	December 31, 2024	December 31, 2023
Herbs, Produce & Floral	$12,186	$12,340
Vitamins and Supplements	1,671	1,709
Total	$13,857	$14,049

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

Management has determined the payments for the fixtures should be treated as a reduction in revenue under the guidance of ASC 606. As we do not expect the agreement to be terminated before the end of the three-year term, the aggregate cost of the fixtures of approximately $806,947 was treated as a reduction in the transaction price of products sold to the Buyer during the three-year term of the contract.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the years ended December 31, 2024 and 2023, advertising expenses totaled $244,068 and $60,601, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2024 and 2023. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years. However, if diluted earnings per share had been reported for the years ended December 31, 2024 and 2023, the calculations would have excluded warrants to purchase 1,744,337 and 7,174 shares of common stock, respectively, because the exercise prices were greater than the average market price of the common shares.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2024 and 2023, such net operating losses were offset entirely by a valuation allowance.

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

NOTE 3 – INVENTORY

Inventory as of December 31, 2024 and 2023 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2024	2023

Raw materials	$1,000	$341
Work-in-progress	517	258
Finished goods	27	79

Total inventory	$1,544	$678

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements as of December 31, 2024 and 2023 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2024	2023
	$-	$-
Furniture and equipment	1,330	1,276
Computer hardware	10	6
Leasehold improvements	3,134	3,121
Vehicles	456	456
Land	202	202
Construction in progress	410	182

Subtotal	5,542	5,243
Less accumulated depreciation	(2,397)	(1,350)
Property, equipment and leasehold improvements, net	$3,145	$3,893

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2024 and 2023 was $1,050,341 and $1,485,583, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2024 and 2023:

		(in thousands)
	Estimated	December 31, 2024			December 31, 2023
	Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(7)	$43	$50	$(3)	$47
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(69)	$43	$112	$(65)	$47

Amortization expense for the years ended December 31, 2024 and 2023 was $3,333. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $26,667.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024	December 31, 2023

Accounts payable	$2,290	$1,233
Accrued interest payable	1	32
Accrued payroll	302	270
Accrued severance	75	-
Accrued vacation	133	80
Accrued transaction expenses	177	-
Other accrued expenses	175	3
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$4,018	$2,483

The Employee Retention Credit, as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended and extended the Employee Retention Credit. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original Employee Retention Credit, as modified by the Relief Act. During the second quarter of 2023, we filed Forms 941-X to claim total credits of $1,145,707 plus accrued interest on qualified wages paid during 2020 and 2021, of which $864,832 was collected prior to December 31, 2023. As management believes there is doubt as to the Company’s eligibility to claim these credits, the funds received prior to December 31, 2023 are included in current liabilities.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2024 and 2023:

	(in thousands)
	December 31,	December 31,
	2024	2023
Secured promissory note	$-	$3,106
Future receivables financing agreement with Cedar Advance, LLC	2,223	-
NJD Investments, LLC promissory note	564	864
SBA loan	150	150
Vehicle loans	240	325
Insurance financing agreement	26	-
Total Gross Debt	$3,203	$4,445
Less: Debt discount	(639)
Less: Gross short term debt	(2,020)	(387)
Less: Long-term debt discount	-	(18)
Net Long Term Debt	$544	$4,040

Scheduled maturities of long-term debt as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Cedar Advance, LLC loan	NJD Investments, LLC Promissory Note	SBA Loan	Insurance Financing	Vehicle Loans	Total
2025	2,223	316	-	26	92	2,657
2026	-	248	-	-	82	330
2027	-	-	-	-	59	59
2028	-	-	-	-	7	7
Thereafter	-	-	150	-	-	150
Total	$2,223	$564	$150	$26	$240	$3,203

Secured Promissory Notes

On March 30, 2020, the Company entered into a promissory note (the “First Sament Note”) for $3,000,000 with Sament Capital Investments, Inc., a wholly owned subsidiary of the Predecessor, (“Sament”) in connection with the acquisition of the Predecessor’s assets. The First Sament Note accrued interest at a rate of 3.5% per annum on a 360-day year basis and had a maturity date of March 30, 2025. The First Sament Note was secured by the Company’s operating assets purchased from the Predecessor. On November 15, 2023, Sament assigned the note to various third parties who are not affiliated with the Company. On September 30, 2024, the Company prepaid the principal and accrued interest due under the First Sament Note with a premium of $155,322. As a result of the agreement, the Company repaid $3,106,458 of outstanding principal and $9,061 of accrued interest. During the year ended December 31, 2024, the Company recognized a loss from extinguishment of debt equal to $163,584 for the premium paid plus the unamortized debt discount on the First Sament Note. As of December 31, 2023, the total outstanding balance of $3,106,458 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, the unamortized discount related to the First Sament Note was $19,429 and total accrued interest was $9,363.

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

Future Receivables Financing Agreement with Cedar Advance LLC

On March 14, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar Agreement”) with Cedar Advance LLC (“Cedar”), dated as of March 12, 2024, pursuant to which the Company sold to Cedar $1,491,000 of its future accounts receivable for a purchase price of $1,050,000, less fees and expenses of $50,000, for net funds provided of $1,000,000.

Pursuant to the Cedar Agreement, Cedar was expected to withdraw $53,250 a week directly from the Company’s bank account until the $1,491,000 due to Cedar under the Cedar Agreement was paid in full. To secure the Company’s obligations under the Cedar Agreement, the Company granted Cedar a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, can enforce its security interest in the Collateral and demand payment in full of the uncollected receivables purchased plus all fees due under the Cedar Agreement.

On May 7, 2024, the Company entered into an amended and restated standard merchant cash advance agreement (the “Cedar II Agreement”) with Cedar. Pursuant to the terms of the Cedar II Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $544,250 after pay-off of the remaining amount due under the Cedar Agreement of $1,118,250 and fees and expenses of $87,500. Pursuant to the Cedar II Agreement, the Company was required to pay Cedar 35.0% of all funds collected weekly from customers and Cedar was expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Cedar II Agreement was paid in full. Except as amended by the Cedar II Agreement, the remaining terms of the Cedar Agreement remained in full force and effect. Management determined the Cedar II Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $334,806 during the year ended December 31, 2024.

On December 4, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar III Agreement”) with Cedar. Pursuant to the terms of the Cedar III Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $1,139,350 after pay-off of the remaining amount due under the Cedar II Agreement of $523,150 and fees and expenses of $87,500. Pursuant to the Cedar III Agreement, the Company is required to pay Cedar 25.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Cedar III Agreement is paid in full. Management determined the Cedar III Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $63,303 during the year ended December 31, 2024. Accrued interest and unamortized financing fees on the Cedar III Agreement were nil and $78,289 as of December 31, 2024, respectively.

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

During the year ended December 31, 2022, accrued interest of $19,210 was added to the principal of the NJDI Note. As of December 31, 2024 and 2023, $316,067 and $312,149 of the outstanding balance is included in “Short-term debt, net of discounts” and $247,618 and $328,119 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, total accrued interest on the SBA Loan was $462 and $18,756, respectively.

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

As of December 31, 2024, $91,902 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $147,684 is included in “Long-term debt, net of discounts” on the consolidated balance sheet. As of December 31, 2023, $85,885 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $239,343 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

September 2024 Public Offering and December 2024 Inducement Letter

On September 30, 2024, the Company closed a best-efforts public offering (the “September Offering”) of (i) 169,626 common units, each consisting of one share of common stock, one Class A warrant (“Class A Warrant”) to purchase one share of common stock and one Class B warrant (“Class B Warrant,” together with the Class A Warrants, the “September Warrants”) to purchase one share of common stock at a purchase price of $9.00 per unit; and (ii) 458,400 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“September Pre-Funded Warrant”), one Class A Warrant and one Class B Warrant at a purchase price of $8.75 per unit.

The September Warrants have an exercise price of $9.00 per share, are immediately exercisable, and, in the case of Class A Warrants, will expire on September 30, 2029, and in the case of Class B Warrants, will expire on March 30, 2026. The exercise price of the Class A and Class B Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such Warrants. Subject to certain ownership limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.25 per share of common stock any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (“Maxim”) served as the exclusive placement agent in connection with the September Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to the placement agent warrants to purchase up to 31,401 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $9.00 per share and substantially the same terms as the Class A Warrants, except the Placement Agent Warrants are exercisable beginning March 26, 2025.

The Company received gross proceeds of $5,552,484 from the September Offering and paid underwriting and other fees of $757,326, resulting in net proceeds of $4,795,158.

On December 23, 2024, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of Class B warrants to purchase 333,200 shares of the Company’s common stock. Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Class B Warrants for cash at the exercise price of $9.00 per share in consideration for the Company’s agreement to issue: (i) new unregistered five-year warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “New Class A Warrants”), and (ii) new unregistered eighteen-month warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “New Class B Warrants,” and together with the New Class A Warrants, the “New Warrants”). The New Class A Warrants were immediately exercisable upon issuance and have a term of five years from the issuance date, and the New Class B Warrants were immediately exercisable and have a term of eighteen months from the issuance date. The Company received $3,841,200 of proceeds from the Inducement Letter Agreement and accrued $177,308 for underwriting and other fees as of December 31, 2024. As a result of the Inducement Letter Agreement, the Company recognized a deemed dividend of $3,873,350 during the year ended December 31, 2024.

May 2024 Public Offering

On May 23, 2024, the Company completed a best-efforts public offering (the “May Offering”) of (i) 2,437,000 common units, each consisting of one share of common stock, one Class A warrant (“May Class A Warrant”) to purchase one share of common stock and one Class B warrant (“May Class B Warrant,” together with the May Class A Warrants, the “May Warrants”) to purchase one share of common stock at a purchase price of $56.60 per unit; and (ii) 8,720 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“May Pre-Funded Warrant”), one May Class A Warrant and one May Class B Warrant at a purchase price of $56.25 per unit.

The May Warrants had an exercise price of $56.50 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of May Class A Warrants, will expire on May 23, 2029, and in the case of May Class B Warrants, will expire on November 23, 2025. The Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the May Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the May Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the May Warrants became $37.25 on June 22, 2024. The exercise price of the May Class A and May Class B Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such May Warrants.

Subject to certain ownership limitations described in the May Pre-Funded Warrants, the May Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $0.25 per share of common stock any time until all of the May Pre-Funded Warrants are exercised in full.

In connection with the May Offering, on May 22, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim served as the exclusive placement agent in connection with the May Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the May Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued May placement agent warrants to purchase up to an aggregate of 5,310 shares of common stock (the “May Placement Agent Warrants”). The May Placement Agent Warrants have an exercise price of $56.50 per share and have substantially the same terms as the May Class A Warrants, except the May Placement Agent Warrants were not subject to an exercise price reset and were exercisable beginning November 18, 2024.

The Company received gross proceeds of $5,998,120 from the May Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

2024 Equity Distribution Agreement

On February 7, 2024, the Company entered into an Equity Distribution Agreement with Maxim, pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 (the “Aggregate Offering Amount”) from time to time through the sales agent. The offering under the Equity Distribution Agreement terminated when the Company sold the Aggregate Offering Amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the year ended December 31, 2024, the Company sold 7,268 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to Maxim of $40,141.

2023 Public Offerings

On February 7, 2023, the Company issued an aggregate of 3,238 shares of common stock and warrants to purchase an aggregate of 3,724 shares of common stock (“February Follow-On Warrants”) pursuant to an underwriting agreement between the Company and Maxim, as representative of the underwriters and raised approximately $10.2 million in gross proceeds. The February Follow-On Warrants, which became exercisable on February 7, 2023, grant the holder the right to purchase one share of common stock at an exercise price equal to $3,150 per share. The February Follow-On Warrants expire on February 7, 2028. In addition to customary cashless exercise, the holders had the right to effect an “alternative cashless exercise” on or after April 10, 2023. In an “alternative cashless exercise,” the aggregate number of shares of common stock issuable is equal to the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of the February Follow-On Warrant if it was exercised for cash and (ii) $12.5. Also on February 7, 2023, the Company issued warrants to Maxim to purchase up to 162 shares of common stock at an exercise price of $3,465 per share. These warrants became exercisable on August 2, 2023 and will expire on February 2, 2028.

During the year ended December 31, 2023, the Company issued 1,722 shares of common stock to the holders who exercised 3,444 of the February Follow-On Warrants via the alternative cashless exercise option.

On September 8, 2023, the Company issued an aggregate of 5,701 shares of common stock and warrants (“September Follow-On Warrants”) to purchase an aggregate of 6,212 shares of common stock pursuant to an underwriting agreement between the Company and Maxim and raised approximately $3.1 million of gross proceeds. The September Follow-On Warrants became exercisable on September 8, 2023 to purchase one share of common stock at an exercise price of $550.00 per share and will expire on September 8, 2028. Also on September 8, 2023, the Company issued warrants to Maxim to purchase up to 270 shares of common stock at an exercise price of $605.00 per share (the “Representative’s Warrants”). These warrants are initially exercisable on the later to occur of (i) the effective date of an increase in our authorized shares of common stock in an amount sufficient to permit the exercise in full of the Representative’s Warrants or (ii) March 6, 2024 and will expire on September 7, 2028.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of December 31, 2024 and 2023, 1,065,402 and 11,411 shares of common stock were issued and outstanding, respectively. During the years ended December 31, 2024 and 2023 the Company issued 1,053,991 and 10,686 shares of common stock, respectively, as summarized below:

Number of Shares

Issuances of common stock in public offerings	8,939
Issuance of common stock for Directors' fees	14
Issuances of common stock to employees and consultants	10
Issuances of common stock for warrant exercises	1,722
Common stock issued during the year ended December 31, 2023	10,686

Number of Shares

Issuances of common stock in public offering	267,106
Sale of common stock pursuant to Equity Distribution Agreement	7,268
Exercises of warrants	751,320
Issuances of common stock to employees and consultants	25,241
Issuance of common stock as payment for severance	140
Issuance of common stock to round up shares due to stock split	2,916
Common stock issued during the year ended December 31, 2024	1,053,991

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	725
Common stock issuances	10,686
Shares outstanding at December 31, 2023	11,411
Common stock issuances	1,053,991
Shares outstanding at December 31, 2024	1,065,402

Stock-Based Compensation

On January 18, 2022 in connection with the IPO, the board of directors (the “Board”) approved the Edible Garden AG Incorporated 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for equity incentive compensation for employees, non-employee directors, and any other individuals who perform services for the Company. The number of shares initially available for grant under the 2022 Plan was 100. A variety of discretionary awards are authorized under the 2022 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2022 Plan. The option price and terms are also subject to determination by the administrator with respect to each grant.

On June 8, 2023 the stockholders of the Company approved the First Amendment to the 2022 Plan, which increased the number of shares of common stock reserved for issuance thereunder by 30 shares and extended the term of the 2022 Plan until June 8, 2033.

On August 21, 2024, the stockholders of the Company approved the Second Amendment to the 2022 Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 26,000 shares, (ii) update the recoupment provisions of the 2022 Plan to be consistent with the Company’s Policy for the Recovery of Erroneously Awarded Compensation, and (iii) extend the term of the 2022 Plan until August 21, 2034.

During the year ended December 31, 2024, the Company issued 25,241 restricted stock awards to employees and consultants of the Company as compensation. We recognized stock-based compensation expense of $144,408 for the awards, which vested immediately. Also, during the year ended December 31, 2024, the Company issued 140 shares of common stock with a fair value of $25,000 for payment of accrued severance.

Shares available for future stock compensation grants totaled 1,258 at December 31, 2024.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2024 and 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2022	251	$75,585.00
Warrants issued in public offerings	10,367	489.20
Warrants exercised	(3,444)	250.00
Outstanding December 31, 2023	7,174	3,227.31
Warrants issued in public offerings	2,638,683	14.92
Warrants exercised	(901,520)	4.47
Outstanding at December 31, 2024	1,744,337	$25.82

During the year ended December 31, 2024, the Company issued 2,638,683 warrants to purchase common shares in connection with public offerings. Additionally, the Company issued 901,520 shares of common stock to the holders who exercised 901,520 warrants to purchase common shares.

During the year ended December 31, 2023, the Company issued warrants to purchase 10,367 common shares in connection with public offerings. Additionally, the Company issued 1,722 shares of common stock to the holders who exercised 3,444 of the February Follow-On Warrants via the alternative cashless exercise option.

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

Operating Lease

On October 1, 2024, we acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., our former parent company, for the nominal price of $1.00. At our inception, we acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and Whitetown Realty, LLC (the “Landlord”), made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, we operated the New Jersey property through an informal arrangement with EGC in which the Company effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of the acquisition of EGC, we assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, we will pay the Landlord a monthly lease payment of approximately $22,000 in 2025.

During the year ended December 31, 2024, total operating lease cost was $310,648, of which $242,526 was associated with short-term leases. During the year ended December 31, 2023, total operating lease cost was $295,809, of which $188,769 was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of December 31, 2024 and 2023:

	(in thousands)
	December 31,	December 31,
	2024	2023
Operating lease assets	$1,202	$35
Current maturities of operating lease liabilities	$212	$34
Long-term operating lease liabilities	$992	$-

The table below presents the maturities of operating lease liabilities as of December 31, 2024:

(in thousands)
Operating
Leases
2025	267
2026	270
2027	273
2028	276
2029	279
Total lease payments	1,365
Less: discount	(161)
Total operating lease liabilities	$1,204

Other information related to the operating lease term and discount rate is as follows:

December 31,
2024
Weighted-average remaining lease term (years)	5.0
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of December 31, 2024 and 2023:

	(in thousands)
	December 31,	December 31,
	2024	2023
Financing lease assets	$114	$-
Current maturities of finance lease liabilities	$41	$-
Long-term finance lease liabilities	$75	$-

The components of finance lease expense are as follows:

		(in thousands)
		Year Ended,
	Classification on the Statement of Operations	December 31, 2024	December 31 2023
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$22	$-
Interest on finance lease liabilities	Interest expense, net	7	-
Total finance lease cost		$29	$-

The table below presents the maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
Financing
Leases
2025	52
2026	52
2027	30
Total lease payments	134
Less: interest	(18)
Total finance lease liabilities	$116

Other information related to finance lease terms and discount rate is as follows:

December 31,
2024
Weighted-average remaining lease term (years)	2.5
Interest rate	10.5%

NOTE 10 – TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$12,268	$8,734
Accrued expenses	40	12
Reserves & Allowances	61	50
Gross deferred tax assets	12,369	4,086

Valuation allowance	(12,140)	(8,277)

Total deferred tax assets	229	367

Deferred tax Liabilities:
Depreciable asset basis differences	(229)	(519)

Total deferred tax liabilities	(229)	(519)

Net deferred tax assets (liabilities)	$-	$-

The Company did not incur income tax expense or benefit for the years ended December 31, 2024 or 2023. The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended
	December 31, 2024	December 31, 2023

Expected income tax benefit at statutory tax rate, net	$(2,321)	$(2,140)

State taxes (net of federal tax benefits):	-	(714)
Increase in valuation allowance	2,306	2,577
Debt forgiveness	-	15
ERC refunds	-	247
Other	15	15

Reported income tax expense (benefit)	$-	$-

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2024.

Federal and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382).  The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed.

The Company has net operating loss carryforwards for federal and New Jersey income tax purposes of approximately $41,856,628 and $ 38,647,933, respectively, as of December 31, 2024. The federal net operating loss carryforwards, if not utilized, will carryover indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2040.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 12 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2024 and 2023, we incurred net losses of $11.1 million and $10.2 million, respectively. We expect to experience further significant net losses in the foreseeable future. As of December 31, 2024, we had cash available for operations of $3.5 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 13 – SEGMENT REPORTING

The Company is not organized by multiple operating segments for the purpose of making operating decisions or    assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision makers are the Chief Executive Officer and its interim Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment and d) the Company has not chosen to organize its business around different products and services. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Equity Distribution Agreement

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim, as sales agent, pursuant to which the Company may, from time to time, issue and sell shares (the “Shares”) of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,470. Under the terms of the 2025 EDA, Maxim may sell the Shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The offering of shares of our common stock pursuant to the 2025 EDA will terminate upon the earliest of (i) January 31, 2026, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

Subject to the terms and conditions of the 2025 EDA, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the 2025 EDA or terminate the 2025 EDA in accordance with its terms. The Company has provided Maxim with customary indemnification rights, and Maxim will be entitled to a fixed commission of 3.5% of the aggregate gross proceeds from the Shares sold. The Company has agreed to reimburse Maxim for the fees and disbursements of its counsel, payable upon execution of the 2025 EDA, in an amount not to exceed $30,000 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel.

Nasdaq Compliance

On February 12, 2025, The Company received written notification (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearing Panel (the “Panel”) granted the Company an extension for the Company to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share, until March 31, 2025, subject to additional conditions outlined in the Notice.  The extension by the Panel is contingent on us achieving certain milestones and notifying Nasdaq of such achievement. If the Company is not successful at satisfying these milestones within the prescribed time, the Panel may revoke the extension. There can be no assurance that we will ultimately meet all applicable criteria for continued listing on Nasdaq. The Panel may determine to delist our securities from Nasdaq.

Proposed Transaction with the Narayan Group

On March 4, 2025, we announced that we are continuing our pursuit of acquiring the Narayan Group, a sustainable food producer based in Slovenia with operations in Europe and Asia. In connection with the proposed transaction, on February 12, 2025, we advanced the Narayan Group $190,000 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $190,000. The promissory note accrues interest at a rate of 6.0% per annum until June 30, 2025, after which interest will accrue at a rate of 10.0% per annum if the parties have not entered into a definitive agreement with respect to the proposed transaction. In that event, the Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the interim Chief Financial Officer (“CFO”) of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and interim CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, the Company implemented changes to its internal control over financial reporting designed to enhance its financial reporting processes. These changes were made in connection with management’s ongoing assessment of the Company’s internal control environment and are intended to strengthen controls over financial reporting. The key enhancements include:

1.

Segregation of Duties – The Company implemented a formal segregation of duties framework across the accounting, finance, and financial statement preparation functions. This initiative is designed to reduce the risk of material misstatement and enhance oversight by ensuring that key financial tasks, including transaction processing, reconciliations, and financial reporting, are assigned to different personnel with appropriate oversight mechanisms.

2.

Formalization of Finance and Accounting Policies and Procedures – The Company established and documented comprehensive finance and accounting policies and procedures to promote consistency, accuracy, and compliance with applicable financial reporting requirements. These policies provide clear guidelines for financial transactions, approval processes, reconciliations, and financial statement preparation, further strengthening the control environment.

Management believes that these enhancements will contribute to the continued integrity and reliability of the Company’s financial reporting. Other than the improvements noted above, there were no other material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, including the CEO and interim CFO, will continue to monitor and evaluate the effectiveness of the Company’s internal controls and make further enhancements as necessary to maintain a strong control environment. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and interim CFO, are responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our  CEO and interim CFO, and is implemented by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and interim CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 version of the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 25, 2025:

Name	Age	Position
James E. Kras	56	Chief Executive Officer, President, Treasurer, Secretary and Director
Kostas Dafoulas	45	Interim Chief Financial Officer
Pamela DonAroma	69	Director
Mathew McConnell	66	Director
Ryan Rogers	43	Director

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

Pamela DonAroma. Ms. DonAroma has served as one of our directors since April 2023 and as Chief Executive Officer and President of Futures Inc. since its inception in 1989. Futures Inc. is a non-profit organization that advocates for individuals with disabilities through professional development, community-based education and employment opportunities. In her position at Futures Inc., Ms. DonAroma is responsible for all aspects of agency communication, development, human resource management, governmental compliance, accreditation, and financial operations. Ms. DonAroma is the aunt of our James Kras, our Chief Executive Officer. Ms. DonAroma was chosen to serve as a director because of her extensive leadership experience and experience in building out an organization and serving on government-appointed boards in Connecticut, as well as her certification as a Master Gardener, which we believe will be important as we ramp up our organizational buildout.

Mathew McConnell. Mr. McConnell has served as one of our directors since May 2022. Mr. McConnell has served as Head of US Equity Capital Markets at BancTrust & Co. Investment Bank, an investment bank, since April 2024. Prior to this, Mr. McConnell served as a part-time consultant at CapConnect from July 2023 to April 2024. Mr. McConnell previously served as Chief Executive Officer of Marco Polo Securities, Inc.’s MPS Chaperone and Distribution business from February 2020 to September 2022. In this position, he oversaw international equities, trading, and capital markets processes for this U.S. broker-dealer offering cross-border regulatory and distribution solutions to a robust network of local securities firms across the world. From 2018 to 2020, Mr. McConnell served as Managing Director, Head of Equity Capital Markets of Tellimer (Exotix Capital), a financial brokerage firm, including as a member of its U.S. executive committee. Prior to Tellimer, Mr. McConnell was Head of Capital Markets at Auerbach Grayson, a financial brokerage firm, from 2014 to 2018. Mr. McConnell was chosen to serve as a director because of his extensive international financial and capital markets experience, which we believe will be important as we implement our growth strategy.

Ryan Rogers. Mr. Rogers has served as one of our directors since May 2022 and has spent nearly two decades working in the food retail industry in various merchandising, sales and sourcing positions. Mr. Rogers is the founder of Retail Optics, a consulting firm focused on navigating complex problems within the retail space and has served as president since February 2022. From June 2021 until February 2022, he served as client business manager and business development manager for FDM Sales, a brand development organization helping accelerate growth for food and beverage brands. Prior to joining FDM Sales, Mr. Rogers spent 18 years at Target Corp, a retail corporation, where he held merchandising and sourcing roles of increasing responsibility within its food division, including produce buyer, where he led the growth strategy for packaged salads, vegetarian, and healthy snacking. Mr. Rogers was chosen to serve as a director because of his extensive experience in our industry and his ability to help organizations like ours accelerate growth.

Family Relationships

Except as noted in the biographies above, there are no family relationships between any director or executive officer.

CORPORATE GOVERNANCE

Our Board consists of James Kras, Pamela DonAroma, Mathew McConnell, and Ryan Rogers.

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

Pamela DonAroma, Mathew McConnell, and Ryan Rogers serve on the compensation committee and meet the definition of “independent director” for purposes of serving on a compensation committee under Nasdaq rules. Mr. Rogers serves as the Chair of the compensation committee.

Nominating and Governance Committee

The nominating and governance committee is responsible for assisting the Board in identifying qualified individuals to become directors, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. Ryan Rogers, Pamela DonAroma, and Mathew McConnell serve on the nominating and governance committee and Ms. DonAroma is the Chair of the nominating and governance committee.

Board Leadership Structure

Our Board and management believe that the choice of whether the Chair of our Board should be an executive of the Company, or a non-executive or independent director, depends upon a number of factors, taking into account the candidates for the position and the best interests of the Company and its stockholders. Mr. Kras serves as the Board Chair. Mr. Kras’s operating and leadership experience as an officer and director of our company since its inception and a combined nine years of experience with us and our predecessor company made him a compelling choice for Board Chair. Mr. McConnell serves as lead independent director of our Board. As lead independent director, Mr. McConnell presides over the executive sessions of the independent directors and serves as a liaison between the independent directors and our management team.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to our directors, officers and employees. A copy of this code is available on our website at ediblegardenag.com/investors. We intend to disclose on our website any amendments to the Code of Ethics and any waivers of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Insider Trading Policy

We have adopted an amended and restated insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The policy applies to all employees, officers and directors of the Company. Key Employees (our directors, executive officers and certain employees who our compliance committee may designate from time to time), may only buy and sell our stock within an open “window period,” which begins 48 hours after the release of the Company’s quarterly or annual financial results and ends on the last day of the next fiscal quarter. Key Employees are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table provides information regarding the compensation paid for the years ended December 31, 2024 and 2023 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this Annual Report on Form 10-K.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
James E. Kras,	2024	300,000		200,000	(1)					500,000
Chief Executive Officer	2023	300,000								300,000
Kostas Dafoulas, Interim Chief Financial Officer	2024	213,100		⸻						213,100
Michael James,	2024	300,000	(3)	⸻		25,000	(4)	300,000	(5)	625,000
Former Chief Financial Officer (2)	2023	300,000		⸻						300,000

(1)	Represents discretionary cash bonuses paid to Mr. Kras in connection with the completion of our best efforts public offerings on May 23, 2024 and September 30, 2024.
(2)	Effective January 25, 2024, Mr. James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director.
(3)	During the year ended December 31, 2024, Mr. James received $275,000 of salary continuation payments under the Separation Agreement (defined below).
(4)

Represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. The amounts reported in this column have been computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

(5)	Represents milestone payments made to Mr. James pursuant to the Separation Agreement during the year ended December 31, 2024.

Employment Agreements

On August 18, 2021, we entered into an employment agreement with Mr. Kras, which was later amended on January 18, 2022. Pursuant to the employment agreement, Mr. Kras agreed to serve as Chief Executive Officer for a term of two years. The agreement automatically renews for additional one-year periods unless we or Mr. Kras provide written notice prior to the end of the term. Pursuant to the employment agreement, Mr. Kras is entitled to an annual base salary of $300,000, which amount may be increased by the compensation committee or the Board in their discretion. Mr. Kras is eligible to receive an annual cash performance bonus with a target award amount equal to 100% of his base salary in the year of performance (“Performance Bonus”). This Performance Bonus will be based on performance and achievement of Company goals and objectives as defined by the Board or compensation committee. For the years ended December 31, 2024 and 2023, no performance goals were set in advance and no Performance Bonus was awarded to Mr. Kras. In addition, Mr. Kras is entitled to four weeks’ paid time off pursuant to our practices for senior executives, and is entitled to the health, welfare and retirement benefits provided generally to our other employees.

Compensation Arrangements

Mr. Dafoulas, our interim Chief Financial Officer, is compensated based on an engagement letter by and between us and CapConnect dated as of November 6, 2023. Mr. Dafoulas is compensated for the services he provides at rates determined by us and CapConnect.

Potential Payments Upon Termination or Change in Control

Under the employment agreement for Mr. Kras, if he is terminated for cause, resigns without good reason, or his employment ends due to his death or permanent disability, he will be entitled to any earned but unpaid base salary plus accrued benefits earned through the date of termination.

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

Mr. James was entitled to and obligated by the same terms as Mr. Kras until entry into his separation agreement. Effective January 25, 2024, Michael James retired from his positions as Chief Financial Officer, Treasurer, Secretary and Director of the Company. In connection with Mr. James’s retirement, on January 24, 2024, the Company and Mr. James entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. James separation payments of $300,000 in the form of salary continuation until January 2025. In addition, Mr. James was eligible to earn milestone payments under the Separation Agreement in an aggregate amount up to $300,000 if he completed certain transitional deliverables for the Company. The Company paid $300,000 in milestone payments to Mr. James as of December 31, 2024. The Company granted Mr. James a restricted stock award with a fair value equal to $25,000 as of April 2, 2024.

Outstanding Equity Incentive Awards at Fiscal Year-End

There were no unvested or unearned stock awards held by our named executive officers as of December 31, 2024 or 2023.

Equity Incentive Plan

Under the Company’s 2022 Equity Incentive Plan (the “Plan”) we may issue up to 1,040 shares of common stock to employees, non-employee directors, and any other individuals who perform services for us. Under the Plan, we may issue awards including options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards as the Board or compensation committee may determine.

Policies and Practices Related to the Grant of Certain Equity Awards

We historically have not granted stock options to our officers and directors. We have not adopted a formal policy governing the timing of equity awards, including stock options, in relation to the disclosure of material non-public information. The compensation committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.

Director Compensation

In the year ended December 31, 2024, compensation for our non-employee directors included an annual cash retainer of up to $75,000.

The following table sets forth information concerning non-employee director compensation during the year ended December 31, 2024. Refer to the “Summary Compensation Table” above for compensation earned by Mr. Kras in 2024.

Name	Fees earned or paid in cash ($)	Total ($)
Mathew McConnell	74,988	74,988
Ryan Rogers	74,988	74,988
Pamela DonAroma	74,988	74,988

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in this section is presented in accordance with the rules of the SEC. Under these rules, beneficial ownership of a class of capital stock includes (i) any shares over which the person, directly or indirectly, has or shares voting power or investment power, and (ii) any shares the person has the right to acquire within 60 days. If two or more persons share voting power or investment power with respect to specific securities, each person is deemed to be the beneficial owner of those securities. The calculations in this section are based on 1,436,734 shares of common stock outstanding as of March 14, 2025.

Beneficial Ownership of More Than 5% of the Company’s Shares

The table below presents certain information as of March 14, 2025 regarding the persons known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage
Dominion Capital LLC(1) 256 West 38th Street, 15th Floor, New York, NY 10018	97,440	6.4%
Armistice Capital, LLC(2) 510 Madison Avenue, 7th Floor, New York, New York 10022	79,793	5.6%

(1)

This information is based on a Schedule 13G/A filed on February 7, 2025 by Dominion Capital LLC (“Dominion”), Dominion Capital GP LLC, Dominion Capital Holdings LLC, Mikhail Gurevich, and Gennadiy Gurevich. As of December 31, 2024, Dominion reports shared voting and dispositive power over the shares indicated in the table, including (i) Class A warrants exercisable for up to 77,600 shares of common stock; (ii) Class B warrants exercisable for up to 19,800 shares of common stock, and (iii) warrants exercisable for up to 40 shares of common stock, of which an aggregate of 97,440 shares of common stock issuable upon exercise of the warrants in any combination may be deemed beneficially owned by Dominion.

(2)

This information is based on a Schedule 13G/A filed on February 14, 2025 by Armistice Capital LLC (“Armistice Capital”) and Steven Boyd. As of December 31, 2024, Armistice Capital and Mr. Boyd report shared voting and dispositive power over the shares indicated in the table. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares indicated in the table, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

Beneficial Ownership of Management and Directors

The table below presents certain information regarding the beneficial ownership of our common stock as of March 14, 2025 by:

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
James E. Kras	1,469	*
Kostas Dafoulas	—	—
Pamela DonAroma	2	*
Michael James	32	*
Mathew McConnell	86	*
Ryan Rogers	5	*
All directors and executive officers as a group (5 persons)	1,562	*

*	Indicates less than 1%.

Equity Compensation Plan Information

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2	(1)	$—	(2)	1,258
Equity compensation plans not approved by security holders	—		—		—
Total	2		$—		1,258

(1)	Represents the number of underlying shares of common stock associated with unvested restricted stock units awarded under the Plan.
(2)	Restricted stock units do not have an exercise price and have been excluded from the calculation of weighted average exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth a summary of transactions since January 1, 2023, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $92,855 (1% of the average of our total assets of the Company for the two most recently completed fiscal years) and in which any related person had or will have a direct or indirect material interest.

Working Capital Funding from Executive Officers

We have historically relied on debt financing from our officers for some of our working capital. On January 6 and January 18, 2023, the Company issued promissory notes with principal amounts of $50,000 and $125,000, respectively, to Mr. James. The notes matured on February 8, 2023 and the Company repaid Mr. James an aggregate of $175,683 in principal and accrued interest.

From time to time, we enter into loans to purchase vehicles that are secured by the vehicle purchased. Some of these loans are also personally guaranteed by our chief executive officer and/or chief financial officer. These loans accrue interest at annual rates ranging from 7.64% to 18.66% and began maturing on dates beginning in April 2024 through February 2028.

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

Director Independence

Our Board consists of James Kras, Pamela DonAroma, Mathew McConnell, and Ryan Rogers. Ms. DonAroma and Messrs. McConnell and Rogers are considered independent based on the listing standards of Nasdaq. In order to promote open discussion among independent directors, our Board has a policy of regularly conducting executive sessions of independent directors at scheduled meetings led by the lead independent director and at other times requested by other independent directors. Executive sessions do not include directors who are not determined to be independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Fees

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum LLP in the years ended December 31, 2024 and 2023.

	(in thousands)
	2024	2023
Audit Fees(1)	$247.2	$236.9
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	159.7	54.6
Total Fees	$406.9	$291.5

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

The following exhibits are incorporated by reference and filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation.	Form S-1	333-260655	3.1	November 1, 2021

3.2	Certificate of Amendment to the Certificate of Incorporation filed September 8, 2021.	Form S-1	333-260655	3.2	November 1, 2021

3.3	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022.	Form 10-Q	001-41371	3.1	June 21, 2022

3.4	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	Form 8-K	001-41371	3.1	January 25, 2023

3.5	Certificate of Amendment to Certificate of Incorporation, filed June 8, 2023.	Form 8-K	001-41371	3.1	June 9, 2023

3.6	Certificate of Amendment to the Certificate of Incorporation, filed November 7, 2023.	Form 8-K	001-41371	3.1	November 9, 2023

3.7	Certificate of Amendment to the Certificate of Incorporation, filed April 1, 2024.	Form 8-K	001-41371	3.1	April 2, 2024

3.8	Certificate of Amendment to the Certificate of Incorporation, filed February 26, 2025.	Form 8-K	001-41371	3.1	February 27, 2025

3.9	Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form S-1/A	333-260655	3.4	December 21, 2021

3.10	Amendment No. 1 to the Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form 8-K	001-41371	3.1	January 26, 2024

4.1	Common Stock Purchase Warrant, dated October 7, 2021.	Form S-1	333-260655	10.17b	November 1, 2021

4.2	Form of Subsequent Evergreen Common Stock Purchase Warrant.	Form S-1/A	333-260655	10.17d	March 24, 2022

4.3	Form of Warrant dated May 9, 2022.	Form S-1	333-268800	4.1	December 15, 2022

4.4	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.2	May 10, 2022

4.5	Form of Representative’s Warrant dated May 9, 2022.	Form 8-K	001-41371	4.1	May 10, 2022

4.6	Form of Warrant dated February 7, 2023.	Form 8-K	001-41371	4.1	February 8, 2023

4.7	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.3	February 8, 2023

4.8	Form of Representative’s Warrant dated February 7, 2023.	Form 8-K	001-41371	4.2	February 8, 2023

4.9	Form of Warrant dated September 8, 2023.	Form 8-K	001-41371	4.1	September 11, 2023

4.10	Form of Representative’s Warrant dated September 8, 2023.	Form 8-K	001-41371	4.2	September 11, 2023

4.11	Warrant Agency Agreement dated as of September 7, 2023 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.3	September 11, 2023

4.12	Form of Class A Warrant dated May 23, 2024.	Form 8-K	001-41371	4.1	May 29, 2024

4.13	Form of Class B Warrant dated May 23, 2024.	Form 8-K	001-41371	4.2	May 29, 2024

4.14	Form of Pre-Funded Warrant dated May 23, 2024.	Form 8-K	001-41371	4.3	May 29, 2024

4.15	Warrant Agency Agreement dated as of May 23, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	May 29, 2024

4.16	Form of Placement Agent Warrant dated May 23, 2024.	Form 8-K	001-41371	4.5	May 29, 2024

4.17	Form of Class A Warrant dated September 30, 2024.	Form 8-K	001-41371	4.1	October 4, 2024

4.18	Form of Class B Warrant dated September 30, 2024.	Form 8-K	001-41371	4.2	October 4, 2024

4.19	Form of Pre-Funded Warrant dated September 30, 2024.	Form 8-K	001-41371	4.3	October 4, 2024

4.20	Warrant Agency Agreement dated as of September 30, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	October 4, 2024

4.21	Form of Placement Agent Warrant dated September 30, 2024.	Form 8-K	001-41371	4.5	October 4, 2024

4.22	Form of Class A Warrant dated December 23, 2024.	Form 8-K	001-41371	4.1	December 26, 2024

4.23	Form of Class B Warrant dated December 23, 2024.	Form 8-K	001-41371	4.2	December 26, 2024

4.24	Description of Securities.	Form 10-K	001-41371	4.12	April 1, 2024

10.1+	Executive Employment Agreement, by and between the Company and James E. Kras, dated as of August 18, 2021.	Form S-1	333-260655	10.15	November 1, 2021

10.2+	First Amendment to Executive Employment Agreement, by and between the Company and James E. Kras, dated as of January 18, 2022.	Form S-1/A	333-260655	10.27	January 19, 2022

10.3+	Executive Employment Agreement, by and between the Company and Michael C. James, dated as of August 18, 2021.	Form S-1	333-260655	10.16	November 1, 2021

10.4+	First Amendment to Executive Employment Agreement, by and between the Company and Michael C. James, dated as of January 18, 2022.	Form S-1/A	333-260655	10.28	January 19, 2022

10.5+±	Separation Agreement, dated January 24, 2024, between Edible Garden AG Incorporated and Michael James.	Form 8-K	001-41371	10.2	January 26, 2024

10.6+	Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form S-1/A	333-260655	10.22	January 19, 2022

10.7+	First Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	June 9, 2023

10.8+	Second Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	August 23, 2024

10.9+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 10-Q	001-41371	10.6	November 10, 2022

10.10+	Form of Indemnification Agreement.	Form 8-K	001-41371	10.1	January 26, 2024

10.11	Secured Promissory Note by the Company in favor of Sament Capital Investments, Inc., dated March 30, 2020.	Form S-1	333-260655	10.3	November 1, 2021

10.12	Assignment Agreement, dated November 15, 2023, by and between Sament Capital Investments, Inc. and the Assignees.	Form 10-K	001-41371	10.11	April 1, 2024

10.13	Form of Letter Agreement by and between the Company and the investor party thereto Regarding Prepayment of Secured Promissory Note Originally Issued to Sament Capital Investments, Inc.	Form 8-K	001-41371	10.3	September 27, 2024

10.14	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022.	Form 8-K	001-41371	10.2	September 6, 2022

10.15	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.3	September 6, 2022

10.16	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.4	September 6, 2022

10.17	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022.	Form 8-K	001-41371	10.5	September 6, 2022

10.18	Equity Distribution Agreement, dated February 6, 2024, by and between Edible Garden AG Incorporated and Maxim Group LLC.	Form 8-K	001-41371	1.1	February 7, 2024

10.19±#	Purchase Agreement: Fresh Cut Herbs & Basil, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.1	February 12, 2024

10.20±#	Purchase Agreement: Potted Herbs & Wheatgrass, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.2	February 12, 2024

10.21	Amended and Restated Standard Merchant Cash Advance Agreement, dated as of May 3, 2024, by and between the Company and Cedar Advance LLC.	Form 8-K	001-41371	10.1	May 8, 2024

10.22	Standard Merchant Cash Advance Agreement, dated as of December 4, 2024, by and between the Company and Cedar Advance LLC.	Form 8-K	001-41371	10.1	December 10, 2024

10.23±	Lease Agreement, made as of December 31, 2014, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.1	October 4, 2024

10.24±	Lease Extension Agreement, dated September 10, 2019, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.2	October 4, 2024

10.25	Equity Distribution Agreement, dated January 31, 2025, by and between Edible Garden AG Incorporated and Maxim Group LLC.	Form 8-K	001-41371	1.1	January 31, 2025

19.1	Edible Garden AG Incorporated Amended and Restated Insider Trading Policy.	__	__	__	Filed herewith

21.1	List of Subsidiaries.	__	__	__	Filed herewith

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Principal Executive Officer.	__	__	__	Filed herewith

31.2	Certification of the Principal Financial Officer.	__	__	__	Filed herewith

32.1	Section 1350 Certifications.	__	__	__	Filed herewith

97	Policy for the Recovery of Erroneously Awarded Compensation.	Form 10-K	001-41371	97	April 1, 2024

101.INS	Inline XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: March 31, 2025

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

Signature	Title	Date

/s/ James E. Kras	Chief Executive Officer, President and Director	March 31, 2025
James E. Kras	(principal executive officer)

/s/ Kostas Dafoulas	Interim Chief Financial Officer,	March 31, 2025
Kostas Dafoulas	(principal financial and accounting officer)

/s/ Pamela DonAroma	Director	March 31, 2025
Pamela DonAroma

/s/ Mathew McConnell	Director	March 31, 2025
Mathew McConnell

/s/ Ryan Rogers	Director	March 31, 2025
Ryan Rogers

