Form 10-Q
period 2025-03-31
Edible Garden AG Inc
filed 2025-05-15
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 1,655,264 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDESED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$409	$3,530
Accounts receivable, net	1,757	1,968
Inventory, net	1,476	1,544
Prepaid expenses and other current assets	586	335

Total current assets	4,228	7,377

Property, equipment and leasehold improvements, net	2,980	3,145
Operating lease right-of-use assets	1,148	1,202
Finance lease right-of-use assets	103	114
Intangible assets, net	42	43
Other assets	34	34

TOTAL ASSETS	$8,535	$11,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$3,302	$4,018
Current maturities of operating lease liabilities	215	212
Current maturities of finance lease liabilities	42	41
Short-term debt, net of discounts	1,624	1,939

Total current liabilities	5,183	6,210

Long-term liabilities:
Long-term debt, net of discounts	433	544
Long-term operating lease liabilities	937	992
Long-term finance lease liabilities	64	75

Total long-term liabilities	1,434	1,611

Total liabilities	6,617	7,821

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 1,436,734 and 1,065,402 shares outstanding as of March 31, 2025 and December 31, 2024, respectively (1))	-	-
Preferred stock	-	-
Additional paid-in capital	46,553	44,946
Obligation to issue shares	-	459
Accumulated deficit	(44,635)	(41,311)

Total stockholders’ equity (deficit)	1,918	4,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,535	$11,915

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share information)

	Three Months Ended March 31
	2025	2024

Revenue	$2,718	$3,132
Cost of goods sold	2,630	3,109

Gross profit	88	23

Selling, general and administrative expenses	3,015	3,884
Gain on sale of asset	(1)	-
Loss from operations	(2,926)	(3,861)

Other income (expenses)
Interest expense, net	(440)	(117)
Other income / (loss)	42	1
Total other income (expenses)	(398)	(116)

NET LOSS	$(3,324)	$(3,977)

Deemed dividend on warrants
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,324)	$(3,977)

Net Income / (Loss) per common share - basic and diluted (1)	$(2.47)	$(341.14)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	1,343,329	11,658

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’  EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands, except for shares) (1)

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2024	1,065,402	$-	$44,946	$459	$(41,311)	$4,094

Issuances of common stock for warrant exercises	150,200	-	459	(459)	-	-
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	221,132	-	1,148	-	-	1,148
Net Loss	-	-	-	-	(3,324)	(3,324)
Balance at March 31, 2025	1,436,734	$-	$46,553	$-	$(44,635)	$1,918

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2023	11,411	$1	$29,971	$-	$(30,260)	$(288)

Sale of common stock pursuant to Equity Distribution Agreement	662	-	139	-	-	139
Issuance of common stock to employees and consultants	240	-	38	-	-	38
Net Loss	-	-	-	-	(3,977)	(3,977)
Balance at March 31, 2024	12,313	$1	$30,148	$-	$(34,237)	$(4,088)

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,324)	$(3,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	86	9
Depreciation and amortization	248	302
Amortization of operating lease right of use asset	53	26
Amortization of debt discount	430	7
Gain on sale of asset	(1)	-
Stock-based compensation	-	38
Change in operating assets and liabilities:
Accounts receivable	124	100
Inventory	69	(136)
Prepaid expenses and other current assets	(251)	(66)
Other assets	-	5
Accounts payable and accrued expenses	(714)	2,659
Operating lease liabilities	(52)	(26)
NET CASH USED IN OPERATING ACTIVITIES	(3,332)	(1,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(79)	(55)
Proceed from sale of asset	11	-
NET CASH USED IN INVESTING ACTIVITIES	(68)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	190	1,050
Payments of debt principal	(1,049)	(142)
Payment of debt issuance costs	-	(50)
Proceeds from sales of common stock from Equity Distribution Agreement	1,148	139
Payment of commissions related to sale of common stock	-	(5)
Principal payments on finance lease liabilities	(10)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	279	992

NET CHANGE IN CASH	(3,121)	(122)
Cash at beginning of period	3,530	510

CASH AT END OF PERIOD	$409	$388

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$34	$95

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for warrant exercise	$459	$-

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG, INCORPORATED

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2024 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2025, the Company’s audited condensed consolidated financial position as of December 31, 2024, and the unaudited condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024 have been included.

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

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources indicate that substantial doubt exists as to our ability to continue as a going concern. See Note 11, “Going Concern” for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements to Be Adopted in Future Periods

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the impact of this ASU and expect to adopt this ASU for the year ending December 31, 2025.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes.

Examples of significant estimates and assumptions include allowance for credit losses, net realizable value of inventory, accrued liabilities, and discount rates used in the measurement and recognition of lease liabilities. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $288,737 and  $202,622 as of March 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

During the three months ended March 31, 2025 and 2024, four customers accounted for approximately 92.1% and three customers accounted for 78.7% of our total revenue, respectively. As of March 31, 2025, approximately 67.0% of our gross outstanding trade receivables were attributed to four customers. As of December 31, 2024, approximately 87.5% of our gross outstanding trade receivables were attributed to four customers, 45.6% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of March 31, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

On March 4, 2025, we announced that we are continuing our pursuit of acquiring Narayan d.o.o and its subsidiaries (the “Narayan Group”), a sustainable food producer based in Slovenia with operations in Europe and Asia. In connection with the proposed transaction, on February 12, 2025, we advanced the Narayan Group $299,000 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $299,000. The promissory note accrues interest at a rate of 6.0% per annum until June 30, 2025, after which interest will accrue at a rate of 10.0% per annum if the parties have not entered into a definitive agreement with respect to the proposed transaction. In that event, the Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025. The promissory note and accrued interest are recorded in other current assets.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company’s leasehold improvements, equipment and vehicles, have useful lives of five years. Land has indefinite useful life, and construction in progress has no useful life until the asset is available for use.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of Accounting Standards Codification ("ASC”) 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 4, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended March 31, 2025 and 2024:

	(in thousands)
	Three Months Ended,
	March 31, 2025	March 31, 2024
Herbs, Produce & Floral	$2,547	$2,754
Vitamins and Supplements	171	378
Total	$2,718	$3,132

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

In addition, under the agreement governing the purchase of potted herbs, the Company agreed to fund the installation of fixtures in each of the Buyer’s stores to display the potted herbs in an aggregate amount estimated to be approximately $806,947. These payments are  made as a weekly deduction from the Company’s receivables from the Buyer.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the three months ended March 31, 2025 and 2024, advertising expenses totaled $45,712 and $34,571, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2025 and 2024. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. Diluted earnings per share for the three months ended March 31, 2025 and 2024 excluded warrants to purchase 1,744,337 and 7,174 shares of common stock, respectively, because their effects were anti-dilutive.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the condensed consolidated statements of operations.

Out-of-Period Adjustment

During the three months ended March 31, 2025, the Company recorded an out-of-period adjustment. The adjustment resulted in increased cost of goods sold of $90,768 and operating expenses of $192,497 reflected in the unaudited condensed consolidated statement of operations that were recorded during the three months ended March 31, 2025 but belonged to the year ended December 31, 2024. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements.

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) consists of the Chief Executive Officer and its Interim Chief Financial Officer. Management believes that its business operates as one segment because: a) CODM evaluates profit and loss of the Company as a whole; b) the CODM does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas. Accordingly, all amounts required to be disclosed under ASC 280 are included in the financial statements.  The measure of segment profit/loss, measure of segment assets, and significant segment expenses that are regularly provided to the chief operating decision maker are shown individually in the statements of operations and balance sheets

NOTE 3 – INVENTORY

The following table summarizes inventory as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024

Raw materials	$594	$1,000
Work-in-progress	863	517
Finished goods	19	27

Total inventory	$1,476	$1,544

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024

Furniture and equipment	1,330	1,330
Computer hardware	10	10
Leasehold improvements	3,156	3,134
Vehicles	422	456
Land	202	202
Construction in progress	467	410

Subtotal	5,587	5,542
Less accumulated depreciation	(2,607)	(2,397)
Property, equipment and leasehold improvements, net	$2,980	$3,145

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2025 and 2024 was $235,644 and $301,582, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of March 31, 2025 and December 31, 2024:

		(in thousands)
	Estimated	March 31, 2025			December 31, 2024
	Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	$50	$(8)	$42	$50	$(7)	$43
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$112	$(70)	$42	$112	$(69)	$43

Amortization expense for the three months ended March 31, 2025 and 2024 was $833. Annual amortization expense for each of the next five years is estimated to be $3,333 and thereafter $25,833.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31, 2025	December 31, 2024

Accounts payable	$1,995	$2,290
Accrued interest payable	-	1
Accrued payroll	59	302
Accrued severance	-	75
Accrued vacation	78	133
Accrued transaction expenses	-	177
Other accrued expenses	305	175
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$3,302	$4,018

NOTE 7 – NOTES PAYABLE

The following table summarizes notes payable as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024
Future receivables financing agreement with Cedar Advance, LLC	$1,372	$2,223
NJD Investments, LLC promissory note	486	564
SBA loan	150	150
Vehicle loans	201	240
ARIN note	177	-
Insurance financing agreement	1	26
Total Gross Debt	$2,387	$3,203

Less:
Debt discount	(330)	(720)
Total Net Debt	$2,057	$2,483

The principal payments due on our notes payable for the remaining nine months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining)	1,853
2026	318
2027	59
2028	7
2029	-
Thereafter	150
Total	$2,387

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

Pursuant to the Cedar Agreement, Cedar was expected to withdraw $53,250 a week directly from the Company’s bank account until the $1,491,000 due to Cedar under the Cedar Agreement was paid in full. To secure the Company’s obligations under the Cedar Agreement, the Company granted Cedar a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Cedar Agreement), Cedar, among other remedies, could enforce its security interest in the Collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Cedar Agreement.

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

On December 4, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar III Agreement”) with Cedar. Pursuant to the terms of the Cedar III Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $1,139,350 after pay-off of the remaining amount due under the Cedar II Agreement of $523,150 and fees and expenses of $87,500. Pursuant to the Cedar III Agreement, the Company is required to pay Cedar 25.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Cedar III Agreement is paid in full. Management determined the Cedar III Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $63,303 during the year ended December 31, 2024. Accrued interest and unamortized financing fees on the Cedar III Agreement were nil and $270,089 as of March 31, 2025, respectively.

Subsequent to March 31, 2025, the Company repaid the amounts due under the Cedar III Agreement. See Note 12,- “Subsequent Events.”

NJD Investments, LLC Promissory Note

On August 30, 2022, the Company entered into a promissory note (the “NJDI Note”) for $1,136,000 with NJD Investments, LLC (“NJDI”) in connection with its purchase of the assets of 2900 Madison Ave. SE, Grand Rapids, Michigan (“the Property”). The NJDI Note accrues interest at a rate of 5% per annum and will mature on September 1, 2026. The Company may prepay the outstanding amount due at any time without penalty. The Company makes monthly payments of principal and interest of $28,089. The NJDI Note is secured by a mortgage on the Property (the “Mortgage”) and a security interest in the assets owned by the Subsidiary in favor of NJDI (the “Security Agreement”).

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

As of March 31, 2025 and December 31, 2024, $320,034 and $316,067 of the outstanding balance is included in “Short-term debt, net of discounts” and $166,106 and $247,618 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, total accrued interest on the SBA Loan was $21,098 and $19,695, respectively.

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

As of March 31, 2025, $83,158 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $117,436 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

As of December 31, 2024, $91,902 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $147,684 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

Standard Merchant Cash Advance Agreement

On February 14, 2025, the Company entered into a standard merchant cash advance agreement with Arin Funding LLC (“Arin”), dated as of February 14, 2025, pursuant to which the Company sold to Arin $272,000 of its future accounts receivable for a purchase price of $200,000, less fees and expenses of $10,000, for net funds provided of $190,000. Pursuant to the Agreement, the Company is required to pay Arin 10.0% of all funds collected weekly from customers and Arin is expected to withdraw $9,714 a week directly from the Company’s bank account until the $272,000 due to Arin under the Agreement is paid in full.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

2025 Equity Distribution Agreement

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim Group LLC (“Maxim”), as sales agent, pursuant to which the Company may, from time to time, issue and sell shares (the “Shares”) of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,470. Under the terms of the 2025 EDA, Maxim may sell the Shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The offering of shares of our common stock pursuant to the 2025 EDA will terminate upon the earliest of (i) January 31, 2026, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

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

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim served as the exclusive placement agent in connection with the September Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to the placement agent warrants to purchase up to 31,401 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $9.00 per share and substantially the same terms as the Class A Warrants, except the Placement Agent Warrants are exercisable beginning March 26, 2025.

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

2024 Equity Distribution Agreement

On February 7, 2024, we entered into an Equity Distribution Agreement (the “2024 EDA”) with Maxim, pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 (the “Aggregate Offering Amount”) from time to time through Maxim acting as our agent. The offering under the 2024 EDA terminated when the Company sold the Aggregate Offering Amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the three months ended March 31, 2024, we sold 662 shares of common stock for total gross proceeds of $139,060 and paid commissions to Maxim of $4,867.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of March 31, 2025 and December 31, 2024, 1,436,734 and 1,065,402 common shares were issued and outstanding, respectively.

During the three months ended March 31, 2025, the Company issued 371,332 shares of common stock, with gross proceeds of $1,297,254 and offering costs of $45,404, as summarized below:

Number of Shares

Sale of common stock pursuant to 2025 EDA	221,132
Issuances of common stock for warrant exercises	150,200
Common stock issued during the three months ended March 31, 2025	371,332

Summary table of common stock share transactions:
Shares outstanding at December 31, 2024	1,065,402
Common stock issuances	371,332
Shares outstanding at March 31, 2025	1,436,734

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

On June 8, 2023 the stockholders of the Company approved the First Amendment to the 2022 Plan, which increased the number of shares of common stock reserved for issuance thereunder by 600 shares and extended the term of the 2022 Plan until June 8, 2033.

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

During the three months ended March 31, 2025, the Company did not issue restricted stock awards. During the three months ended March 31, 2024, the Company issued 240 restricted stock awards to employees and consultants of the Company as compensation and recognized stock-based compensation expense of $38,280 for the awards, which vested immediately.

As of March 31, 2025, shares available for future stock compensation grants totaled 1,258.

Warrants

There was no warrant activity during the three months ended March 31, 2025. Total shares of common stock issuable upon exercise of the outstanding warrants is 1,744,337 as of March 31, 2025 and December 31, 2024 have a weighted-average exercise price per share of $25.82.

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

Operating Lease

On October 1, 2024, the Company acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., our former parent company, for the nominal price of $1.00. At our inception, the Company acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and Whitetown Realty, LLC (the “Landlord”), made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, we operated the New Jersey property through an informal arrangement with EGC in which the Company effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of the acquisition of EGC, we assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, the Company will pay the Landlord a monthly lease payment of approximately $22,000 in 2025.

During the three months ended March 31, 2025, total operating lease cost was $83,939, of which $15,817 was associated with short-term leases. During the year ended March 31, 2024, total operating lease cost was $73,445, of which $46,685 was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024
Operating lease assets	$1,148	$1,202
Current maturities of operating lease liabilities	$215	$212
Long-term operating lease liabilities	$937	$992

The table below presents the maturities of operating liabilities for the remaining nine months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows:

(in thousands)
Operating
Leases
2025 (remaining)	$200
2026	270
2027	273
2028	276
2029	279
Total lease payments	1,298
Less: discount	(146)
Total operating lease liabilities	$1,152

Other information related to the operating lease term and discount rate is as follows:

March 31,
2025
Weighted-average remaining lease term (years)	4.8
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024
Financing lease assets	$103	$114
Current maturities of finance lease liabilities	$42	$41
Long-term finance lease liabilities	$64	$75

The components of finance lease expense are as follows:

		(in thousands)
		Three Months Ended
	Classification on the Statement of Operations	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$11	$-
Interest on finance lease liabilities	Interest expense, net	3	-
Total finance lease cost		$14	$-

The table below presents the maturities of financing lease liabilities for the remaining nine months ending December 31, 2025 and for each of the next two years ending December 31, and thereafter were as follows:

(in thousands)
Financing
Leases
2025 (remaining)	$39
2026	52
2027	30
Total lease payments	121
Less: interest	(15)
Total finance lease liabilities	$106

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 11 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the three months ended March 31, 2025, we incurred a net loss of $3.3 million. We expect to experience further significant net losses in the foreseeable future. As of March 31, 2025, we had cash available for operations of $0.4 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding our ability to raise capital and to continue our business with limited capital resources indicates that substantial doubt exists as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2025, the Company entered into a standard merchant cash advance agreement with Arin, dated as of April 1, 2025 (the “Arin II Agreement”), pursuant to which the Company sold to Arin $2,040,000 of its future accounts receivable for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, the Company negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1,373,285 to $1,263,422, in exchange for the Company agreeing to prepay the future amounts payable under the Cedar Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement.

Pursuant to the Arin II Agreement, the Company is required to pay Arin 20.0% of all funds collected weekly from customers and Arin is expected to withdraw $63,750 a week directly from the Company’s bank account until the $2,040,000 due to Arin under the Arin II Agreement is paid in full. To secure the Company’s obligations under the Arin II Agreement, the Company granted Arin a security interest in all accounts, including all deposit accounts, accounts receivable, and other receivables, and proceeds as those terms are defined by Article 9 of the Uniform Commercial Code (the “Collateral”). In addition, the Company agreed not to incur, directly or indirectly, any lien on or with respect to the Collateral. In the event of a default (as defined in the Arin II Agreement), Arin, among other remedies, can enforce its security interest in the Collateral and demand payment in full of the uncollected amount of receivables purchased plus all fees due under the Arin II Agreement.

NaturalShrimp Acquisition and Streeterville Investment

On May 14, 2025, Edible Garden Sustainable Ventures LLC (the “Subsidiary”), a wholly owned subsidiary of Company, entered into an asset purchase agreement (the “APA”) with the Company, NaturalShrimp Farms Inc. (the “Seller”) and Streeterville Capital, LLC (“Streeterville”) and completed the purchase of certain sustainable aquaculture assets located in Fort Dodge, Iowa (the “Assets”) from the Seller.

In connection with the APA, on May 13, 2025, the Board approved a certificate of designation fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), a newly created series of preferred stock of the Company, which was accepted for filing by the Secretary of State of the State of Delaware on May 14, 2025. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 50,000 shares were designated as Series B Preferred Stock as of May 14, 2025.

As consideration for the purchase of the Assets pursuant to the APA, the Company issued 12,000 shares of Series B Preferred Stock to Streeterville as the sole shareholder of the Seller, at a stated value of $1,000 per share, for an aggregate purchase price of $12,000,000.

Also, on May 14, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, in exchange for the payment of an aggregate purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 13, 2025 for a purchase price of $500,000, provided the Company remains listed on Nasdaq. The SPA contains customary representations and warranties, covenants and agreements of the Company and Streeterville. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Contemporaneous with the APA, the Subsidiary entered into a lease agreement with Iowa Shrimp Holdings, LLC, an affiliate of the Seller (the “Landlord”), for access to and use of certain real property located at 401 Des Moines Street, Webster City, Iowa 50595; where substantially all of the Assets are located (the “Lease”). The Lease includes customary covenants, terms and conditions and has an initial term of 12 months. The Lease may be extended for additional 12-month terms at the discretion of the Company, provided that the Company is in compliance with the Lease in all material respects and redeems or exchanges for common stock a certain amount of the outstanding Series B Preferred Stock held by Streeterville during the 12 months prior to the end of the term. Under the terms of the Lease, the Company will pay the Landlord a monthly lease payment of $1.00. If the Company is considered a holdover tenant after the expiration of the initial term or any renewal term with the prior written consent of Landlord, the tenancy will be construed as month to month, except that rent shall be increased to an amount equal to (i) $15,000 per calendar month if the holdover tenancy occurs between the first anniversary and second anniversary of May 14, 2025, (ii) $22,500 per calendar month if the holdover tenancy occurs between the second anniversary and third anniversary of May 14, 2025, or (iii) $30,000 per calendar month if the holdover tenancy occurs after the third anniversary of May 14, 2025, plus, and in addition to the rent, all other sums of money due and payable by the Company to the Landlord under the Lease. If the Company (i) fails to pay any installment of rent or additional rent or other sum due within 10 days after written notice from the Landlord; (ii) fails to perform any term, condition or covenant under the Lease within 30 days after written notice that such performance is due; (iii) becomes bankrupt or insolvent or files a petition in bankruptcy or insolvency, reorganization or for the appointment of a receiver or trustee; or (iv) abandons the premises, the Landlord may terminate the Lease by written notice and reenter and take possession of the premises.

In connection with the integration of the Seller’s assets into the Company’s business and operations following the closing of the transactions contemplated by the APA, the Subsidiary entered into a transition services agreement with the Seller on May 14, 2025 (the “TSA”), pursuant to which the Seller will provide ongoing operational support and accounting and bookkeeping services for a period of two months. The TSA will automatically renew for additional one-month terms unless either party provides 30 days advance written notice prior to the end of the initial term or any additional term. Pursuant to the TSA, the Company will pay the Seller a fee of $35,000 per calendar month.

Common Stock Issuance

On May 13, 2025, the Board approved the issuance of 94,118 shares of Company common stock to Maxim Group LLC (“Maxim”) in connection with the amended letter agreement between the Company and Maxim pursuant to which Maxim provides advisory services to the Company. The shares of common stock were issued to Maxim without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Amended and Restated Executive Employment Agreement

On May 13, 2025, the Company and James E. Kras entered into an amended and restated executive employment agreement, dated as of May 13, 2025 (the “Employment Agreement”). The Employment Agreement replaces and supersedes the executive employment agreement entered into between the Company and James E. Kras, dated as of August 18, 2021 and amended on January 18, 2022. Pursuant to the Employment Agreement, Mr. Kras will continue to serve as the Company’s Chief Executive Officer.

The Employment Agreement has a term of two years and automatically extends for additional one-year periods unless either party provides notice of non-renewal at least 90 days prior to the end of any term. Pursuant to the Employment Agreement, Mr. Kras will (i) receive a base salary of $450,000; (ii) be eligible to receive an annual cash bonus with the target amount equal to 100% of his base salary based upon the determination of the compensation committee’s assessment of his performance and achieving the Company’s goals; (iii) receive a transaction bonus of $500,000 upon the completion transactions contemplated by the APA and the SPA, half payable upon closing of the APA and SPA and the other half payable in equal installments for the remainder of 2025; (iv) receive upfront awards of restricted stock units and nonqualified stock options, each with a grant date value of $1,000,000, pursuant to the Company’s 2022 Equity Incentive Plan (the “Plan”) upon receipt of stockholder approval for an amendment to the Plan to increase the number of shares available for issuance, and awards under the Plan with an aggregate grant date value of at least $1,000,000 beginning in the 2026 calendar year; and (v) be eligible to participate the Company’s benefit plans. The Employment Agreement contains standard restrictive covenants, including non-competition and non-solicitation, and terms and conditions customarily found in similar agreements.

Pursuant to the Employment Agreement, if Mr. Kras is terminated without cause, he will receive (i) severance payments equal to 200% of his then-current base salary and 200% of the target performance bonus for the calendar year in which the termination occurs and (ii) an aggregate cash payment in an amount equal to Mr. Kras’s annual health insurance premium at the time of his termination multiplied by twelve. Further, if Mr. Kras is terminated without cause within six month prior to or twenty-four months following a Change of Control (as defined in the Employment Agreement), he will receive (i) severance payments equal to 300% of his then-current base salary and 300% of the target performance bonus for the calendar year in which the termination occurs; (ii) immediate vesting of his outstanding and unvested restricted stock, restricted stock units and stock options; and (iii) an aggregate cash payment in an amount equal to Mr. Kras’s annual health insurance premium at the time of his termination multiplied by thirty-six.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “potential,” “projections,” “seek,” “should,” “will,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”) and comply with Nasdaq’s listing standards;
•	the departure of members of our management team;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to complete and integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to retain our existing customers and to increase our customer base;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	future revenue, hiring plans, expenses and capital expenditures;
•	our ability to pay our debts as they come due;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements; and
•	the potential lack of liquidity and trading of our securities.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other reports filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We are a controlled environment agriculture (“CEA”) farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food, sustainably and safely while improving traceability. We use the controlled environment of traditional greenhouse structures, such as glass greenhouses, together with hydroponic and vertical greenhouses to sustainably grow organic herbs. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of plants in the ground, by using vertical growing systems, we can grow many towers of herbs in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

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

RECENT DEVELOPMENTS

Nasdaq Compliance

On October 21, 2024, we received a letter from Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share, (the “Bid Price Rule”). On January 14, 2025, we attended our hearing with Nasdaq and on February 12, 2025, we received written notification (the “Notice”) from Nasdaq that a Nasdaq Hearings Panel granted an extension for us to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. On April 8, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule but will remain under a Nasdaq discretionary panel monitor until April 8, 2026.

Arin Cash Advancement

On April 2, 2025, we entered into a standard merchant cash advance agreement (the “Arin II Agreement”) with Arin Funding LLC (“Arin”), pursuant to which we agreed to sell $2,040,000 of future accounts receivable to Arin in exchange for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, we negotiated with Cedar Advance LLC (“Cedar”) to discount the outstanding balance under the standard merchant cash advance agreement with Cedar, dated as of December 4, 2024 (the “Cedar III Agreement”), from $1,373,285 to $1,263,422, in exchange for us agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement. Weekly, we are required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin is authorized to withdraw $63,750 of funds from our bank account until the total balance of $2,040,000 is repaid. The Arin II Agreement is collateralized by our cash and receivable accounts.

Proposed Transaction with the Narayan Group

On March 4, 2025, we announced that we are continuing our pursuit of acquiring Narayan d.o.o and its subsidiaries (the “Narayan Group”), a sustainable food producer based in Slovenia with operations in Europe and Asia. The proposed transaction has taken longer than anticipated and we have not yet entered into a definitive agreement. We have also explored additional opportunities to increase stockholder value. For additional information regarding the proposed transaction with the Narayan Group, see Note 2, “Summary of Significant Accounting Policies.”

Reverse Stock Split

As of March 3, 2025, we effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of our outstanding common stock. The exercise prices of our issued and outstanding warrants were adjusted in connection with the Reverse Stock Split. All historical share and per share amounts reflected throughout this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

Equity Distribution Agreement

On January 31, 2025, we entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim Group LLC, as sales agent (the “Maxim”), pursuant to which we may, from time to time, issue and sell shares of common stock through the Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,470. To date, we have received net proceeds of $1,297,255 after deducting the Maxim’s commission of 3.5% of the gross proceeds from the sale of 221,239 shares of common stock under the 2025 EDA.

NaturalShrimp Acquisition and Streeterville Investment

On May 14, 2025, Edible Garden Sustainable Ventures LLC (the “Subsidiary”), a wholly owned subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with the Company, NaturalShrimp Farms Inc. (the “Seller”) and Streeterville Capital, LLC (“Streeterville”) and completed the purchase of certain sustainable aquaculture assets located in Fort Dodge, Iowa (the “Assets”) from the Seller.

In connection with the APA, on May 13, 2025, our Board of Directors (the “Board”) approved a certificate of designation fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), a newly created series of preferred stock, which was accepted for filing by the Secretary of State of the State of Delaware on May 14, 2025. Of the 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 50,000 shares were designated as Series B Preferred Stock as of May 14, 2025.

As consideration for the purchase of the Assets pursuant to the APA, we issued 12,000 shares of Series B Preferred Stock to Streeterville as the sole shareholder of the Seller, at a stated value of $1,000 per share, for an aggregate purchase price of $12,000,000.

Also, on May 14, 2025, we entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which we issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, in exchange for the payment of an aggregate purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 13, 2025 for a purchase price of $500,000, provided we remain listed on Nasdaq. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Contemporaneous with the APA, the Subsidiary entered into a lease agreement with Iowa Shrimp Holdings, LLC, an affiliate of the Seller (the “Landlord”), for access to and use of certain real property located at 401 Des Moines Street, Webster City, Iowa 50595; where substantially all of the Assets are located (the “Lease”). The Lease includes customary covenants, terms and conditions and has an initial term of 12 months. The Lease may be extended for additional 12-month terms at our discretion, provided that we are in compliance with the Lease in all material respects and redeem or exchanges for common stock a certain amount of the outstanding Series B Preferred Stock held by Streeterville during the 12 months prior to the end of the term. Under the terms of the Lease, we will pay the Landlord a monthly lease payment of $1.00. If we are considered a holdover tenant after the expiration of the initial term or any renewal term with the prior written consent of Landlord, the tenancy will be construed as month to month, except that rent shall be increased to an amount equal to (i) $15,000 per calendar month if the holdover tenancy occurs between the first anniversary and second anniversary of May 14, 2025, (ii) $22,500 per calendar month if the holdover tenancy occurs between the second anniversary and third anniversary of May 14, 2025, or (iii) $30,000 per calendar month if the holdover tenancy occurs after the third anniversary of May 14, 2025, plus, and in addition to the rent, all other sums of money due and payable by us to the Landlord under the Lease. If we (i) fail to pay any installment of rent or additional rent or other sum due within 10 days after written notice from the Landlord; (ii) fail to perform any term, condition or covenant under the Lease within 30 days after written notice that such performance is due; (iii) become bankrupt or insolvent or files a petition in bankruptcy or insolvency, reorganization or for the appointment of a receiver or trustee; or (iv) abandon the premises, the Landlord may terminate the Lease by written notice and reenter and take possession of the premises.

In connection with the integration of the Seller’s assets into our business and operations following the closing of the transactions contemplated by the APA, the Subsidiary entered into a transition services agreement with the Seller on May 14, 2025 (the “TSA”), pursuant to which the Seller will provide ongoing operational support and  accounting and bookkeeping services for a period of two months. The TSA will automatically renew for additional one-month terms unless either party provides 30 days advance written notice prior to the end of the initial term or any additional term. Pursuant to the TSA, we will pay the Seller a fee of $35,000 per calendar month.

Common Stock Issuance

On May 13, 2025, the Board approved the issuance of 94,118 shares of our common stock to Maxim Group LLC (“Maxim”) in connection with the amended letter agreement between us and Maxim, pursuant to which Maxim provides advisory services to the Company. The shares of common stock were issued to Maxim without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Amended and Restated Executive Employment Agreement

On May 13, 2025, we entered into an amended and restated executive employment agreement with James E. Kras, dated as of May 13, 2025 (the “Employment Agreement”). The Employment Agreement replaces and supersedes the executive employment agreement entered into between us and James E. Kras, dated as of August 18, 2021 and amended on January 18, 2022. Pursuant to the Employment Agreement, Mr. Kras will continue to serve as our Chief Executive Officer.

The Employment Agreement has a term of two years and automatically extends for additional one-year periods unless either party provides notice of non-renewal at least 90 days prior to the end of any term. Pursuant to the Employment Agreement, Mr. Kras will (i) receive a base salary of $450,000; (ii) be eligible to receive an annual cash bonus with the target amount equal to 100% of his base salary based upon the determination of the compensation committee’s assessment of his performance and achieving our goals; (iii) receive a transaction bonus of $500,000 upon the completion transactions contemplated by the APA and the SPA, half payable upon closing of the APA and SPA and the other half payable in equal installments for the remainder of 2025; (iv) receive upfront awards of restricted stock units and nonqualified stock options, each with a grant date value of $1,000,000, pursuant to our 2022 Equity Incentive Plan (the “Plan”) upon receipt of stockholder approval for an amendment to the Plan to increase the number of shares available for issuance, and awards under the Plan with an aggregate grant date value of at least $1,000,000 beginning in the 2026 calendar year; and (v) be eligible to participate in our benefit plans. The Employment Agreement contains standard restrictive covenants, including non-competition and non-solicitation, and terms and conditions customarily found in similar agreements.

Pursuant to the Employment Agreement, if Mr. Kras is terminated without cause, he will receive (i) severance payments equal to 200% of his then-current base salary and 200% of the target performance bonus for the calendar year in which the termination occurs and (ii) an aggregate cash payment in an amount equal to Mr. Kras’s annual health insurance premium at the time of his termination multiplied by twelve. Further, if Mr. Kras is terminated without cause within six month prior to or twenty-four months following a Change of Control (as defined in the Employment Agreement), he will receive (i) severance payments equal to 300% of his then-current base salary and 300% of the target performance bonus for the calendar year in which the termination occurs; (ii) immediate vesting of his outstanding and unvested restricted stock, restricted stock units and stock options; and (iii) an aggregate cash payment in an amount equal to Mr. Kras’s annual health insurance premium at the time of his termination multiplied by thirty-six.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include allowance for doubtful accounts. The following are the accounting estimates most critical to the preparation of our condensed consolidated financial statements.

Revenue Recognition

Revenues is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We do not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. Payments from our customers are due upon delivery or within a short period after delivery.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Our fixed assets, which are comprised of leasehold improvements, equipment and vehicles, have useful lives of five years.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We continually monitor events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 4, “Property, Equipment and Leasehold Improvements, Net” for further information.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” We file a consolidated United States federal income tax return. We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

We recognize uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31
	2025	2024

Revenue	$2,718	$3,132
Cost of goods sold	2,630	3,109

Gross profit	88	23

Selling, general and administrative expenses	3,015	3,884
Gain on sale of asset	(1)	-
Loss from operations	(2,926)	(3,861)

Other income (expenses)
Interest expense, net	(440)	(117)
Other income / (loss)	42	1
Total other income (expenses)	(398)	(116)

NET LOSS	$(3,324)	$(3,977)

Revenue

Revenue was $2.718 million for the three months ended March 31, 2025, compared to $3.132 million for the three months ended March 31, 2024. The decrease in revenue of $414 thousand, or 13.2%, is primarily attributed to our strategic exit from the floral and lettuce categories, which contributed $334 thousand of the decline year over year.  Revenue from our core portfolio decreased from $2.62 million to $2.50 million year-over-year, or 5%, while revenue from our non-perishable portfolio increased from $462 thousand to $531 thousand year-over-year.

Cost of goods sold

Cost of goods sold were $2.630 million for the three months ended March 31, 2025, compared to $3.109 million for the three months ended March 31, 2024.  Cost of goods sold decreased $479 thousand, or 15.4%, in line with the decrease in revenue for the same period.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $3.015 million for the three months ended March 31, 2025, compared to $3.884 million for the three months ended March 31, 2024.  SG&A decreased $869 thousand, or 22.4%.  The decrease was due to severance expenses incurred during the three months ended March 31, 2024 related to the departure of our Chief Financial Officer that were not incurred during the three months ended March 31, 2025, along with a slight decrease in payroll expenses.

Loss from operations

Loss from operations were $2.926 million for the three months ended March 31, 2025, compared to $3.861 million for the three months ended March 31, 2024.  The decrease in the loss from operations was driven by lower overall expenses across cost of goods sold and SG&A, offset by a decline in revenue.

Interest expense

Interest expense was $440 thousand for the three months ended March 31, 2025, compared to $117 thousand for the three months ended March 31, 2024.  Higher interest expense was related to the company entering into standard merchant cash advance agreement with Arin (the “Arin I Agreement”).

Net loss

Net loss was $3.324 million for the three months ended March 31, 2025, compared to a net loss of $3.977 million for the three months ended March 31, 2024. The reasons for the decrease in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $3.324 million during the three months ended March 31, 2025 and $11.051 million during the twelve months ended December 31, 2024. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the third quarter of 2025 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $3.332 million and $1.059 million during the three months ended March 31, 2025 and 2024, respectively. Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

As of March 31, 2025 and December 31, 2024, we had $409 thousand and $3.530 million in cash and cash equivalents available, respectively. During the three months ended March 31, 2025, we used $3.332 million of cash for operating activities. As of March 31, 2025 and December 31, 2024, we had $2.387 million and $3.203 million of total debt outstanding, respectively. To meet our cash needs, we entered into the Arin I Agreement, raised approximately $1.1 million in an at-the-market offering and are implementing cost savings strategies. See “Capital Resources” below for additional details.

We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 1, 2025.

Capital Resources

On April 2, 2025, we entered into the Arin II Agreement with Arin, pursuant to which we agreed to sell $2,040,000 of future accounts receivable to Arin in exchange for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, we negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1,373,285 to $1,263,422, in exchange for us agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement. Weekly, we are required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin is authorized to withdraw $63,750 of funds from our bank account until the total balance of $2,040,000 is repaid.

On February 14, 2025, we entered into the Arin I Agreement with Arin, pursuant to which the Company sold to Arin $272,000 of its future accounts receivable for a purchase price of $200,000, less fees and expenses of $10,000, for net funds provided of $190,000. Pursuant to the Arin I Agreement, the Company is required to pay Arin 10.0% of all funds collected weekly from customers and Arin is expected to withdraw $9,714 a week directly from the Company’s bank account until the $272,000 due to Arin under the Arin I Agreement is paid in full.

On February 12, 2025, we advanced the Narayan Group $299,000 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $299,000. The promissory note accrues interest at a rate of 6.0% per annum until June 30, 2025, after which interest will accrue at a rate of 10.0% per annum if the parties have not entered into a definitive agreement with respect to the proposed transaction. In that event, the Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025.

On January 31, 2025, we entered into the 2025 EDA with Maxim, as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,470.  To date, we have received net proceeds of approximately $1.3 million from the sale of common stock under the 2025 EDA after deducting Maxim’s commission of 3.5% of the gross proceeds and other offering expenses.

For more information on our outstanding debt as of March 31, 2025 and December 31, 2024, see Note 7“Notes Payable.”

Cash Flows

Operating activities

During the three months ended March 31, 2025 and 2024, cash used for operating activities was $3.332 million and $1.059 million, respectively. The increase in cash used for operating activities was primarily driven by timing of payments to vendors that caused an increase in accounts payable and accrued expenses of $2.659 million in Q1 2024, compared to a decrease in accounts payable and accrued expenses of $714 thousand in Q1 2025 and an increase in prepaid expenses and other current assets related to the cash advance to the Narayan Group, offset by a higher debt discount amortization from our cash advance.

Investing activities

During the three months ended March 31, 2025 and 2024, cash used in investing activities was $68 thousand and $55 thousand, respectively.  The increase in cash used in investing activities is attributable to normal course of business purchases of property, equipment and leasehold improvements.

Financing activities

During the three months ended March 31, 2025 and 2024, cash provided by financing activities was $279 thousand and $992 thousand, respectively. The decrease in cash provided by financing activities was primarily driven by a $1.049 million debt repayment, offset by sales under the 2025 EDA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2025, at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our common stock. The risks described below and in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

We can provide no assurance that our shares will continue to be listed on Nasdaq, which would affect our common stock’s liquidity and reduce our ability to raise capital.

On October 21, 2024, we received a letter from the Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet the Bid Price Rule. Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we were not eligible for any compliance period to regain compliance with the Bid Price Rule. On January 14, 2025, we attended our hearing with Nasdaq and on February 12, 2025, we received the Notice from Nasdaq that a Nasdaq Hearings Panel granted an extension for us to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. On April 8, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule, however we will remain under a Nasdaq discretionary panel monitor until April 8, 2026.

According to the Nasdaq Listing Rules, under the Nasdaq discretionary panel monitor, if we fail to satisfy a continued listing requirement during the one-year monitoring period: (i) we will not be permitted to present a compliance plan to the Staff, (ii) the Staff will not be permitted to grant any additional time for us to regain compliance with the deficiency, (iii) we will not be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3), and (iv) the Staff will promptly issue a delisting determination.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of March 31, 2025, our stockholders’ equity was below $2.5 million, and we had not achieved the net income standard to date. As of March 31, 2025, based on the price of our common stock, we also do not meet the market value standard required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

There can be no assurance that we will ultimately meet all applicable criteria for continued listing on Nasdaq. Upon the filing of this Quarterly Report on Form 10-Q, the Staff may issue a delisting determination because we fail to satisfy Nasdaq Listing Rule 5550(b). If our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

•	we may be unable to raise equity capital on acceptable terms or at all;
•	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•	holders may be unable to sell or purchase our securities when they wish to do so;
•	we may become subject to stockholder litigation;
•	we may lose the interest of institutional investors in our common stock;
•	we may lose media and analyst coverage;
•	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed February 26, 2025.	8-K	001-41371	February 27, 2025
10.1	Equity Distribution Agreement, dated January 31, 2025, by and between Edible Garden AG Incorporated and Maxim Group LLC.	8-K	001-41371	January 31, 2025
10.2	Standard Merchant Cash Advance Agreement, dated as of April 1, 2025, by and between the Company and Arin Funding LLC.	8-K	001-41371	April 3, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: May 15, 2025

