Form 10-Q
period 2025-06-30
Edible Garden AG Inc
filed 2025-08-14
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 2,924,932 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDESED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	June 30,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$2,821	$3,530
Accounts receivable, net	1,211	1,968
Inventory, net	1,367	1,544
Prepaid expenses and other current assets	490	335

Total current assets	5,889	7,377

Property, equipment and leasehold improvements, net	11,006	3,145
Operating lease right-of-use assets	4,480	1,202
Finance lease right-of-use assets	92	114
Intangible assets, net	313	43
Other assets	34	34

TOTAL ASSETS	$21,814	$11,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$2,375	$4,018
Current maturities of operating lease liabilities	219	212
Current maturities of finance lease liabilities	43	41
Short-term debt, net of discounts	1,317	1,939

Total current liabilities	3,954	6,210

Long-term liabilities:
Long-term debt, net of discounts	334	544
Long-term operating lease liabilities	881	992
Long-term finance lease liabilities	53	75

Total long-term liabilities	1,268	1,611

Total liabilities	5,222	7,821

COMMITMENTS AND CONTINGENCIES (Note 10)

MEZZANINE EQUITY
Series B redeemable preferred stock	15,000	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 2,828,661 and 1,065,402 shares outstanding as of June 30, 2025 and December 31, 2024, respectively (1))	-	-
Preferred stock	-	-
Additional paid-in capital	50,270	44,946
Obligation to issue shares	-	459
Accumulated deficit	(48,678)	(41,311)

Total stockholders’ equity (deficit)	1,592	4,094

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,814	$11,915

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share information)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Revenue	$3,146	$4,268	$5,864	$7,401
Cost of goods sold	2,512	2,702	5,142	5,811

Gross profit	634	1,566	722	1,590

Selling, general and administrative expenses	4,227	2,748	7,242	6,632
Gain on sale of asset	-	-	(1)	-
Loss from operations	(3,593)	(1,182)	(6,519)	(5,042)

Other income (expenses)
Interest expense, net	(389)	(419)	(829)	(536)
Gain (Loss) from extinguishment of debt	(114)	(335)	(114)	(335)
Other income / (loss)	53	4	95	4
Total other income (expenses)	(450)	(750)	(848)	(867)

NET LOSS	$(4,043)	$(1,932)	$(7,367)	$(5,909)

Deemed dividend on warrants	(9,833)	-	(9,833)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,876)	$(1,932)	$(17,200)	$(5,909)

Net Income / (Loss) per common share - basic and diluted (1)	$(6.58)	$(30.02)	$(9.95)	$(155.46)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	2,109,267	64,361	1,728,414	38,009

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except for shares) (1)
			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at March 31, 2025	1,436,734	$-	$46,553	$-	$(44,635)	$1,918

Issuances of common stock for warrant exercises	999,600	-	3,261	-	-	3,261
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	298,209	-	611	-	-	611
Issuances of common stock for services	94,118	-	-	-	-	-
Series B preferred stocks dividends payable	-	-	(155)	-	-	(155)
Net Loss	-	-	-	-	(4,043)	(4,043)
Balance at June 30, 2025	2,828,661	$-	$50,270	$-	$(48,678)	$1,592

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at March 31, 2024	12,313	$1	$30,148	$-	$(34,237)	$(4,088)

Issuance of common stock and warrants in public offerings, net of expenses	97,480	-	5,498	-	-	5,498
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	6,607	-	1,008	-	-	1,008
Issuance of common stock as payment of severance	140	-	25	-	-	25
Issuance of common stock to round up shares due to stock split	2,916	-	-	-	-	-
Exercise of common stock warrants	6,960	-	-	-	-	-
Net Loss	-	-	-	-	(1,932)	(1,932)
Balance at June 30, 2024	126,416	$1	$36,679	$-	$(36,169)	$511

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except for shares) (1)

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2024	1,065,402	$-	$44,946	$459	$(41,311)	$4,094

Issuances of common stock for warrant exercises	1,055,682	-	3,720	(459)	-	3,261
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	613,459	-	1,759	-	-	1,759
Issuances of common stock for services	94,118	-	-	-	-	-
Series B preferred stocks dividends payable	-	-	(155)	-	-	(155)
Net Loss	-	-	-	-	(7,367)	(7,367)
Balance at June 30, 2025	2,828,661	$-	$50,270	$-	$(48,678)	$1,592

			Additional	Obligation
	Common Stock		Paid-In	to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2023	11,411	$1	$29,971	$-	$(30,260)	$(288)

Issuance of common stock and warrants in public offerings, net of expenses	97,480	-	5,498	-	-	5,498
Sale of common stock pursuant to Equity Distribution Agreement	7,268	-	1,147	-	-	1,147
Issuance of common stock as payment of severance	140	-	25	-	-	25
Issuance of common stock to employees and consultants	240	-	38	-	-	38
Issuance of common stock for fees and compensation	2,916	-	-	-	-	-
Issuance of common stock to round up shares due to stock split	6,960	-	-	-	-	-
Net Loss	-	-	-	-	(5,909)	(5,909)
Balance at June 30, 2024	126,416	$1	$36,679	$-	$(36,169)	$511

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,367)	$(5,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	363	18
Depreciation and amortization	482	562
Amortization of operating lease right of use asset	254	34
Amortization of debt discount	810	35
Gain on sale of asset	(1)	-
(Gain) / Loss on extinguishment of debt	114	335
Stock-based compensation	-	38
Stock issued for payment of severance	-	25
Other non-cash expenses	-	3
Change in operating assets and liabilities:
Accounts receivable	394	(1,849)
Inventory	177	(213)
Prepaid expenses and other current assets	(156)	64
Accounts payable and accrued expenses	(1,730)	1,242
Operating lease liabilities	(104)	(34)
NET CASH USED IN OPERATING ACTIVITIES	(6,764)	(5,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(133)	(167)
Proceed from sale of asset	11	-
NET CASH USED IN INVESTING ACTIVITIES	(122)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,625	2,453
Payments of debt principal	(3,448)	(1,461)
Payment of debt issuance costs	-	(138)
Proceeds from sale of preferred stock	3,000	-
Proceeds from sales of common stock from Equity Distribution Agreement	1,759	1,187
Payment of commissions related to sale of common stock	-	(45)
Proceeds from common stock and warrants issued in public offering	-	5,998
Payment of costs related to public offerings and warrant exchanges	-	(500)
Proceeds from common stock warrant exercises	3,261	-
Principal payments on finance lease liabilities	(20)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,177	7,494

NET CHANGE IN CASH	(709)	1,678
Cash at beginning of period	3,530	510

CASH AT END OF PERIOD	$2,821	$2,188

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$56	$557

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through issuing preferred stock	$12,000	$-
Issuance of common stock for warrant exercise	$459	$-
Accrual of preferred stock dividend	$155	$-

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020, Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted. On October 1, 2024, the Company acquired the Predecessor for the nominal price of $1.00. See Note 11, “Leases” for additional information.

The Company authorized 100,000 shares of common stock, par value $0.0001 per share (“common stock”), at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667. On June 8, 2023, we increased the number of authorized shares of common stock from 6,666,667 shares to 10,000,000 shares.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2025, the Company’s audited condensed consolidated financial position as of December 31, 2024, the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and the unaudited statement of cash flows for the six months ended June 30, 2025 and 2024 have been included.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $556,808 and $202,622 as of June 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

During the six months ended June 30, 2025 and 2024, four customers accounted for approximately 84.7% and five customers accounted for 76.3% of our total revenue, respectively. As of June 30, 2025, approximately 91.8% of our gross outstanding trade receivables were attributed to four customers. As of December 31, 2024, approximately 87.5% of our gross outstanding trade receivables were attributed to four customers, 45.6% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of June 30, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

On March 4, 2025, the Company announced the pursuit of acquiring Narayan d.o.o and its subsidiaries (the “Narayan Group”), a sustainable food producer based in Slovenia with operations in Europe and Asia. In connection with the proposed transaction, on February 12, 2025, the Company advanced the Narayan Group $193,200 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $190,000. On February 19, 2025, the Company agreed to advance Narayan Group an additional $199,060 that was to be paid in weekly installments and the Narayan Group issued a promissory note in favor of the Company in the principal amount of $199,060 (the “second promissory note”). On June 3, 2025, the Company announced the decision not to proceed with the transaction contemplated under the letter of intent to purchase outstanding shares of Narayan Group and negotiations ceased. Prior to the Company’s decision not to proceed with the transaction, the Company had advanced the Narayan Group $100,000 under the second promissory note. The promissory notes accrued interest at a rate of 6.0% per annum until June 30, 2025, after which interest accrued at a rate of 10.0% per annum because the parties did not enter into a definitive agreement with respect to the proposed transaction. The Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025. The promissory notes and accrued interest are recorded in other current assets.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three and six months ended June 30, 2025 and 2024:

	(in thousands)
	Three Months Ended,		Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Herbs, Produce & Floral	$2,886	$3,835	$5,433	$6,589
Vitamins and Supplements	260	433	431	812
Total	$3,146	$4,268	$5,864	$7,401

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the six months ended June 30, 2025 and 2024, advertising expenses totaled $77,193 and $73,584, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2025 and 2024. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. Diluted earnings per share for the three and six months ended June 30, 2025 and 2024 excluded warrants to purchase 2,743,937 and 226,644 shares of common stock, respectively, because their effects were anti-dilutive.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

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

Out-of-Period Adjustment

During the six months ended June 30, 2025, the Company recorded an out-of-period adjustment. The adjustment resulted in increased cost of goods sold of $90,768 and operating expenses of $192,497 reflected in the unaudited condensed consolidated statement of operations that were recorded during the three months ended March 31, 2025 but belonged to the year ended December 31, 2024. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements.

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

NOTE 3 – INVENTORY

The following table summarizes inventory as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024

Raw materials	$616	$1,000
Work-in-progress	726	517
Finished goods	25	27

Total inventory	$1,367	$1,544

NOTE 4 – NATURALSHRIMP ACQUISITION

On May 14, 2025, the Company entered into an asset purchase agreement (the “APA”) with NaturalShrimp Farms Inc. (“NaturalShrimp”) and Streeterville Capital, LLC (“Streeterville”) and completed the purchase of certain sustainable aquaculture assets located in Fort Dodge, Iowa. The total purchase price of the acquired assets was $12,000,000. As consideration for the purchase, the Company issued 12,000 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), at a stated value of $1,000 per share, to Streeterville as the sole shareholder of NaturalShrimp.

The following is a purchase price allocation as of the acquisition date:

Acquisition date Fair Value

Furniture and equipment	$8,005
Vehicles	187
Favorable contracts	3,533
Intellectual property	275
Total consideration	$12,000

The Company entered into a favorable contract or lease agreement of a 281,733 square foot property located in Webster City, Iowa with Iowa Shrimp Holdings, LLC, an affiliate of the NaturalShrimp and Streeterville for 12 months and three-one year extension option. The fair value of $3,532,749 was determined by using the discounted cash flow method. The key assumptions used were the market rent rate of $4 per square foot, which equates to $1,126,925 annually and the lease term of 4 year.

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024

Furniture and equipment	9,335	1,330
Computer hardware	10	10
Leasehold improvements	3,156	3,134
Vehicles	634	456
Land	202	202
Construction in progress	496	410

Subtotal	13,833	5,542
Less accumulated depreciation	(2,827)	(2,397)

Property, equipment and leasehold improvements, net	$11,006	$3,145

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2025 and 2024 was $455,417 and $560,073, respectively.

NOTE 6 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of June 30, 2025 and December 31, 2024:

		(in thousands)
		June 30, 2025
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Intellectual property	15	275	(3)	272
Pulp brand recipes	15	$50	(9)	41
Non-compete agreement	2	62	(62)	-

Total Intangible Assets, net		$387	$(74)	$313

		(in thousands)
		December 31, 2024
Amortizing Intangible Assets:		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Pulp brand recipes	15	50	$(7)	$43
Non-compete agreement	2	62	(62)	-

		$112	$(69)	$43

Amortization expense for the six months ended June 30, 2025 and 2024 was $4,717 and $1,667, respectively. Annual amortization expense for the six months ending December 31, 2025 and for each of the next four years, and thereafter is as follows:

(in thousands)
December 31,
2025 (remaining)	$11
2026	22
2027	22
2028	22
2029	22
Thereafter	214
Total	313

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30, 2025	December 31, 2024

Accounts payable	$898	$2,290
Accrued interest payable	-	1
Accrued payroll	14	302
Accrued severance	-	75
Accrued vacation	92	133
Accrued transaction expenses	-	177
Accrue dividends payable	155	-
Other accrued expenses	351	175
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$2,375	$4,018

NOTE 8 – NOTES PAYABLE

The following table summarizes notes payable as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30, 2025	December 31, 2024
Future receivables financing agreement with Cedar Advance, LLC	$-	$2,223
NJD Investments, LLC promissory note	408	564
SBA loan	150	150
Vehicle loans	179	240
ARIN note	1,275	-
Insurance financing agreement	18	26
Total Gross Debt	$2,030	$3,203

Less:
Debt discount	(379)	(720)
Total Net Debt	$1,651	$2,483

The principal payments due on our notes payable for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining)	1,496
2026	318
2027	59
2028	7
2029	-
Thereafter	150
Total	$2,030

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

On December 4, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar III Agreement”) with Cedar. Pursuant to the terms of the Cedar III Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $1,139,350 after pay-off of the remaining amount due under the Cedar II Agreement of $523,150 and fees and expenses of $87,500. Pursuant to the Cedar III Agreement, the Company is required to pay Cedar 25.0% of all funds collected weekly from customers and Cedar is expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Cedar III Agreement is paid in full. Management determined the Cedar III Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $63,303 during the year ended December 31, 2024. On April 2, 2025, the Company paid outstanding principal balance of $1,373,285. See “Arin Cash Advancement” below for more information.

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

As of June 30, 2025 and December 31, 2024, $320,051 and $316,067 of the outstanding balance is included in “Short-term debt, net of discounts” and $83,571 and $247,618 is included in “Long-term debt, net of discounts” within the consolidated balance sheets, respectively.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, total accrued interest on the SBA Loan was $21,098 and $19,695, respectively.

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

As of June 30, 2025, $78,414 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $100,501 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

As of December 31, 2024, $91,902 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $147,684 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

Arin Cash Advance Agreement

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

On April 2, 2025, the Company entered into a standard merchant cash advance agreement (the “Arin II Agreement”) with Arin, pursuant to which the Company sold $2,040,000 of future accounts receivable to Arin in exchange for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, the Company negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1,373,285 to $1,263,422, in exchange for the Company agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement. Weekly, the Company is required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin is authorized to withdraw $63,750 of funds from its bank account until the total balance of $2,040,000 is repaid. The Arin II Agreement is collateralized by the Company’s cash and receivable accounts.

NOTE 9 – MEZZANINE EQUITY

In connection with the APA, on May 13, 2025, the Board approved a certificate of designation fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Series B Preferred Stock, a newly created series of preferred stock of the Company, which was accepted for filing by the Secretary of State of the State of Delaware on May 14, 2025. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 50,000 shares were designated as Series B Preferred Stock as of May 14, 2025.

As consideration for the purchase of the Assets pursuant to the APA, the Company issued 12,000 shares of Series B Preferred Stock to Streeterville as the sole shareholder of NaturalShrimp, at a stated value of $1,000 per share, for an aggregate purchase price of $12,000,000.

Also on May 14, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 13, 2025 for a purchase price of $500,000, provided the Company remains listed on The Nasdaq Stock Market LLC (“Nasdaq”). The SPA contains customary representations and warranties, covenants and agreements of the Company and Streeterville. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. As of June 30, 2025, the Company issued 15,000 shares of Series B Preferred Stock.

The Series B Preferred Stock ranks senior to the Company’s common stock, par value $0.0001 per share, with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series B Preferred Stock is entitled to a preferred return at a rate of 8.0% per annum, payable on a quarterly basis in cash or via the issuance of additional shares of Series B Preferred Stock based on the preferred return accrued and unpaid, divided by the stated value of the Series B Preferred Stock. Subsequent to June 30, 2025, the Company issued 154 shares of Series B Preferred Stock to Streeterville as payment of the preferred return for the quarter ended June 30, 2025, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Upon an event of default (i) Streeterville may, by notice to the Company, cause the Company to redeem all of the issued and outstanding shares of Series B Preferred Stock at a price equal to (a) the stated value of the Series B Preferred Stock, plus (b) any accrued and unpaid preferred return, with such preferred return to be paid in cash; any declared and unpaid dividend; and any other amounts due and payable to the Holders of Series B Preferred Stock; (ii) Streeterville can pursue any other remedies that they may have under applicable law and/or in equity; and (iii) Streeterville can seek and receive injunctive relief from a court or an arbitrator prohibiting the Company from issuing any of its common stock or preferred stock to any party unless all the shares of Series B Preferred Stock owned by Streeterville are redeemed in full simultaneously with such issuance. Subject to the Company consulting with the staff of Nasdaq with respect to the voting rights of the Series B Preferred Stock, compliance with Nasdaq Listing Rule 5640, the General Corporation Law of the State of Delaware, and other applicable law, so long as Streeterville remains the sole Holder of Series B Preferred Stock, Streeterville will be entitled to cast a number of votes equal to 9.99% of the Company’s outstanding common stock, calculated on a fully diluted basis, with all other classes and series voting with the common stock, at any meeting of stockholders. Subsequent to June 30, 2025, the Company amended the Certificate of Designation to clarify the voting rights. See Note 15 – Subsequent Events.

Under the Certificate of Designation, the Company agreed that it: (i) will not issue Series B Preferred Stock, other than to Streeterville, without Streeterville’s consent; (ii) will timely file by the applicable deadline all reports required to be filed pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) will not increase the authorized shares of common stock or preferred stock without the prior written consent of Streeterville; (iv) will not make any Restricted Issuance (as defined in the Certificate of Designation) without the prior written consent of Streeterville; (v) will not enter into any agreement or commitment to, create, authorize, or issue any class of preferred stock that is equal to or senior in liquidation preference to the Series B Preferred Stock, without the consent of Streeterville; (vi) will not consummate a Fundamental Transaction (as defined in the Certificate of Designation) or enter into an agreement to consummate a Fundamental Transaction without the consent of the Holders; and (vii) will not enter into any agreement or commitment to, dispose of any assets or operations that comprise more than 25% of the Company’s consolidated revenue or total assets without the consent of Streeterville. If the Company does not follow the terms of the preceding sentence, Streeterville may declare an event of default. Because, under ASC 480-10, these events are not considered to be solely in the control of the Company, the Company classified the Series B Preferred Stock in Mezzanine equity as per ASC 480-10-S99 “Distinguishing liabilities from Equity – SEC Materials.” Subsequent to June 30, 2025, the Company amended the Certificate of Designation. See Note 15 – Subsequent Events.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Public Offerings

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

The May Warrants had an exercise price of $56.50 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of May Class A Warrants, will expire on May 23, 2029, and in the case of May Class B Warrants, will expire on November 23, 2025. The May Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the May Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the May Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the May Warrants became $37.25 on June 22, 2024. The exercise price of the May Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such May Warrants.

Subject to certain ownership limitations described in the May Pre-Funded Warrants, the May Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $0.25 per share of common stock any time until all of the May Pre-Funded Warrants are exercised in full.

In connection with the May Offering, on May 22, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (“Maxim”) served as the exclusive placement agent in connection with the May Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the May Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued Maxim warrants to purchase up to an aggregate of 5,310 shares of common stock (the “May Placement Agent Warrants”). The May Placement Agent Warrants have an exercise price of $56.50 per share and have substantially the same terms as the May Class A Warrants, except the May Placement Agent Warrants were not subject to an exercise price reset and were exercisable beginning November 18, 2024.

The Company received gross proceeds of $5,998,120 from the May Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

On September 30, 2024, the Company closed a best-efforts public offering (the “September Offering”) of (i) 169,626 common units, each consisting of one share of common stock, one Class A warrant (the “September Class A Warrant”) to purchase one share of common stock and one Class B warrant (the “September Class B Warrant,” together with the September Class A Warrants, the “September Warrants”) to purchase one share of common stock at a purchase price of $9.00 per unit; and (ii) 458,400 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“September Pre-Funded Warrant”), one September Class A Warrant and one September Class B Warrant at a purchase price of $8.75 per unit.

The September Warrants have an exercise price of $9.00 per share, are immediately exercisable, and, in the case of September Class A Warrants, will expire on September 30, 2029, and in the case of September Class B Warrants, will expire on March 30, 2026. The exercise price of the September Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such September Warrants. Subject to certain ownership limitations described in the September Pre-Funded Warrants, the September Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.25 per share of common stock any time until all of the September Pre-Funded Warrants are exercised in full.

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim served as the exclusive placement agent in connection with the September Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to Maxim warrants to purchase up to 31,401 shares of common stock (the “September Placement Agent Warrants”). The September Placement Agent Warrants have an exercise price of $9.00 per share and substantially the same terms as the September Class A Warrants, except the September Placement Agent Warrants are exercisable beginning March 26, 2025.

The Company received gross proceeds of $5,552,484 from the September Offering and paid underwriting and other fees of $757,326, resulting in net proceeds of $4,795,158.

Inducement Letters

On December 23, 2024, the Company entered into an inducement letter agreement (the “December 2024 Inducement”) with an institutional investor and existing holder (the “Holder”) of September Class B Warrants to purchase 333,200 shares of the Company’s common stock. Pursuant to the December 2024 Inducement, the Holder agreed to exercise the September Class B Warrants for cash at the exercise price of $9.00 per share in consideration for the Company’s agreement to issue: (i) new unregistered five-year warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “December 2024 Class A Warrants”), and (ii) new unregistered eighteen-month warrants to purchase up to an aggregate of 333,200 shares of common stock at an exercise price of $9.00 per share (the “December 2024 Class B Warrants”). The December 2024 Class A Warrants were immediately exercisable upon issuance and have a term of five years from the issuance date, and the December 2024 Class B Warrants were immediately exercisable and have a term of eighteen months from the issuance date. The Company received $3,841,200 of proceeds from the Inducement Letter Agreement and recognized $177,308 for underwriting and other fees as of December 31, 2024. As a result of the December 2024 Inducement, the Company recognized a deemed dividend of $3,873,350 during the year ended December 31, 2024.

On May 21, 2025, the Company entered into an inducement letter agreement (the “May 2025 Inducement”) with the Holder of September Class A Warrants to purchase 333,200 shares of the Company’s common stock, (ii) December 2024 Class A Warrants to purchase 333,200 shares of Common Stock and (iii) December 2024 Class B Warrants to purchase 333,200 shares of Common Stock; and collectively, the (“Existing Warrants”). The Existing Warrants had original exercise prices of $9.00 per share and became exercisable immediately following issuance. Pursuant to the May 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $3.50 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 1,999,200 shares of Common Stock at an exercise price of $3.50 per share (the “New Warrants”). The New Warrants were immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $3,494,600 of gross proceeds from the May 2025 Inducement and recognized $237,409 for underwriting and other fees as of June 30, 2025. As a result of the May 2025 Inducement, the Company recognized a deemed dividend of $9,832,972 during the six months ended June 30, 2025.

Equity Distribution Agreement

On February 7, 2024, we entered into an Equity Distribution Agreement (the “2024 EDA”) with Maxim, pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 from time to time through Maxim acting as our agent. The offering under the 2024 EDA terminated when the Company sold the aggregate offering amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the six months ended June 30, 2024, we sold 7,268 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to Maxim of $40,141.

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,470. Under the terms of the 2025 EDA, Maxim may sell the shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the 2025 EDA will terminate upon the earliest of (i) January 31, 2026, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

Subject to the terms and conditions of the 2025 EDA, Maxim will use its commercially reasonable efforts to sell shares of common stock from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the 2025 EDA or terminate the 2025 EDA in accordance with its terms. The Company has provided Maxim with customary indemnification rights, and Maxim will be entitled to a fixed commission of 3.5% of the aggregate gross proceeds from the Shares sold. The Company has agreed to reimburse Maxim for the fees and disbursements of its counsel, payable upon execution of the 2025 EDA, in an amount not to exceed $30,000 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. During the six months ended June 30, 2025, we sold 519,341 shares of common stock for total gross proceeds of $1,932,053 and paid commissions to Maxim of $173,053.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of June 30, 2025 and December 31, 2024, 2,828,661 and 1,065,402 common shares were issued and outstanding, respectively.

During the six months ended June 30, 2025, the Company issued 1,763,259 shares of common stock, with gross proceeds of $5,426,653 and offering costs of $412,742, as summarized below:

Number of Shares

Sale of common stock pursuant to 2025 EDA	519,341
Issuances of common stock for warrant exercises	1,149,800
Issuances of common stock for services	94,118
Common stock issued during the three months ended June 30, 2025	1,763,259

Summary table of common stock share transactions:
Shares outstanding at December 31, 2024	1,065,402
Common stock issuances	1,763,259
Shares outstanding at June 30, 2025	2,828,661

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

During the six months ended June 30, 2025, the Company did not issue restricted stock awards. During the six months ended June 30, 2024, the Company issued 6,000 restricted stock awards to employees and consultants of the Company as compensation and recognized stock-based compensation expense of $38,280 for the awards, which vested immediately.

As of June 30, 2025, shares available for future stock compensation grants totaled 1,258.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2025:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding December 31, 2024	1,744,337	$25.82
Warrants issued in public offering	1,999,200	$3.50
Warrants exercised	(999,600)	3.50
Outstanding June 30, 2025	2,743,937	$10.10

NOTE 11 – LEASES

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

On May 14, 2025, the Company entered into a lease agreement with Iowa Shrimp Holdings, LLC (the “Landlord”), an affiliate of the NaturalShrimp and Streeterville, for access to and use of certain real property located at 401 Des Moines Street, Webster City, Iowa 50595; where substantially all of the acquired assets are located. The initial term of the lease agreement is 12 months with an option to extend additional 12 months. The Company will pay the Landlord a monthly lease payment of $1.00. If the Company is considered a holdover tenant after the expiration of the initial term or any renewal term with the prior written consent of Landlord, the tenancy will be construed as month to month, except that rent shall be increased to an amount equal to (i) $15,000 per calendar month if the holdover tenancy occurs between the first anniversary and second anniversary of May 14, 2025, (ii) $22,500 per calendar month if the holdover tenancy occurs between the second anniversary and third anniversary of May 14, 2025, or (iii) $30,000 per calendar month if the holdover tenancy occurs after the third anniversary of May 14, 2025, plus, and in addition to the rent, all other sums of money due and payable by the Company to the Landlord under the Lease. If the Company (i) fails to pay any installment of rent or additional rent or other sum due within 10 days after written notice from the Landlord; (ii) fails to perform any term, condition or covenant under the Lease within 30 days after written notice that such performance is due; (iii) becomes bankrupt or insolvent or files a petition in bankruptcy or insolvency, reorganization or for the appointment of a receiver or trustee; or (iv) abandons the premises, the Landlord may terminate the lease agreement by written notice and reenter and take possession of the premises.

During the six months ended June 30, 2025, total operating lease cost was $136,244, of which $28,463 was associated with short-term leases. During the six months ended June 30, 2024, total operating lease cost was $151,621, all which was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024
Operating lease assets	$4,480	$1,202
Current maturities of operating lease liabilities	$219	$212
Long-term operating lease liabilities	$881	$992

The table below presents the maturities of operating liabilities for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31 were as follows:

(in thousands)
Operating
Leases
2025 (remaining)	$134
2026	270
2027	273
2028	276
2029	279
Total lease payments	1,232
Less: discount	(132)
Total operating lease liabilities	$1,100

Other information related to the operating lease term and discount rate is as follows:

June 30,
2025
Weighted-average remaining lease term (years)	4.5
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024
Financing lease assets	$92	$114
Current maturities of finance lease liabilities	$43	$41
Long-term finance lease liabilities	$53	$75

The components of finance lease expense are as follows:

		(in thousands)
		Three Months Ended
	Classification on the Statement of Operations	June 30, 2025	June 30, 2024
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$22	$-
Interest on finance lease liabilities	Interest expense, net	6	-
Total finance lease cost		$28	$-

The table below presents the maturities of financing lease liabilities for the remaining six months ending December 31, 2025 and for each of the next two years ending December 31, and thereafter were as follows:

(in thousands)
Financing
Leases
2025 (remaining)	$26
2026	52
2027	30
Total lease payments	108
Less: interest	(12)
Total finance lease liabilities	$96

NOTE 12 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of NaturalShrimp’s assets, the Company entered into a transition services agreement with NaturalShrimp on May 14, 2025.  NaturalShrimp, an affiliate of Streeterville, will provide ongoing operational support and accounting and bookkeeping services for a period of two months. The Company notified NaturalShrimp that it would end the service agreement as of June 30, 2025 and incurred a service fee of $70,000 for the three months ended June 30 2025.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 14 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the six months ended June 30, 2025, we incurred a net loss of $7.4 million. We expect to experience further significant net losses in the foreseeable future. As of June 30, 2025, we had cash available for operations of $2.8 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 15 – SUBSEQUENT EVENTS

As of July 29, 2025, the Company amended and restated the Certificate of Designation setting forth the rights of the Series B Preferred Stock to provide that Streeterville will be entitled to cast a number of votes equal to the lesser of (i) 1,305,483 shares of common stock and (ii) 9.99% of the Company’s outstanding common stock, calculated on a fully diluted basis, with all other classes and series voting with the common stock, at any meeting of stockholders.

On August 13, 2025, the Company’s Board of Directors and Streeterville, as the sole holder of Series B Preferred Stock, approved an amended and restated certificate of designation (the “Updated Certificate”) to make certain changes to the certificate of designation to support the Company’s future classification of the Series B Preferred Stock as permanent equity instead of mezzanine equity. Accordingly, the Updated Certificate removed the requirement for the Company to timely file by the applicable deadline all reports required to be filed pursuant to Sections 13 or 15(d) of the Exchange Act and amended the consequences of any default under the certificate of designation. The Updated Certificate also clarified that the Series B Preferred Stock holders would be entitled to the same form of payment as common stockholders upon any liquidation, dissolution or winding up of the Company.

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

RECENT DEVELOPMENTS

Nasdaq Compliance

On October 21, 2024, we received a letter from Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer met Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share, (the “Bid Price Rule”). On January 14, 2025, we attended our hearing with Nasdaq and on February 12, 2025, we received written notification (the “Notice”) from Nasdaq that a Nasdaq Hearings Panel granted an extension for us to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. On April 8, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule but will remain under a Nasdaq discretionary panel monitor until April 8, 2026.

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

Also on May 14, 2025, we entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which we issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 13, 2025 for a purchase price of $500,000, provided we remain listed on Nasdaq. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering. Pursuant to the certificate of designation, subsequent to June 30, 2025, we issued 154 shares of Series B Preferred Stock to Streeterville as payment of the preferred return for the quarter ended June 30, 2025, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

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

In connection with the integration of the Seller’s assets into our business and operations following the closing of the transactions contemplated by the APA, the Subsidiary entered into a transition services agreement with the Seller on May 14, 2025 (the “TSA”), pursuant to which the Seller will provide ongoing operational support and accounting and bookkeeping services for a period of two months. Pursuant to the TSA, we paid the Seller a fee of $35,000 per calendar month. The TSA was not renewed after the initial two-month term.

Common Stock Issuance

On May 13, 2025, the Board approved the issuance of 94,118 shares of our common stock to Maxim Group LLC (“Maxim”) in connection with the amended letter agreement between us and Maxim, pursuant to which Maxim provides advisory services to the Company. The shares of common stock were issued to Maxim without registration under the Securities Act, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

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

May 2025 Warrant Inducement

On May 21, 2025, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and holder of existing warrants to purchase up to 999,600 shares of our common stock. The existing warrants were originally issued in September and December 2024, with an exercise price of $9.00 per share, and became exercisable immediately following issuance. Pursuant to the Inducement Letter Agreement, the holder agreed to exercise the existing warrants for cash at the exercise price of $3.50 per share in consideration for our agreement to issue a new unregistered warrant to purchase up to an aggregate of 1,999,200 shares of common stock at an exercise price of $3.50 per share. The new warrant was immediately exercisable upon issuance and has a term of five years from the issuance date.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include the following.

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

Property, Equipment, and Leasehold Improvements

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

Acquisition

The Company evaluates acquisitions to first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition in accordance with ASC 805-50, “Asset Acquisitions” which requires the acquiring entity to recognize assets acquired based on the cost to the acquiring entity on a relative fair value based on third-party appraisals. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. The significant assets acquired include equipment and right-of-use lease assets.

When acquiring leases in an asset acquisition, we retain the lease classification utilized by the seller if it was determined using acceptable methods under ASC 842 “Lease Accounting.” As part of the allocation of the purchase price, lease terms are compared to market terms utilizing an income approach to determine if leases are favorable or unfavorable. Any favorable or unfavorable leasehold interests identified increase (favorable) or reduce (unfavorable) the right-of-use lease asset and are recognized over the life of the related right-of-use asset.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended June 30
(In thousands)	2025	2024

Revenue	$3,146	$4,268
Cost of goods sold	2,512	2,702

Gross profit	634	1,566

Selling, general and administrative expenses	4,227	2,748
Loss from operations	(3,593)	(1,182)

Other income (expenses)
Interest expense, net	(389)	(419)
Gain (Loss) from extinguishment of debt	(114)	(335)
Other income / (loss)	53	4
Total other income (expenses)	(450)	(750)

NET LOSS	$(4,043)	$(1,932)

Revenue

Revenue was $3.1 million for the three months ended June 30, 2025, compared to $4.3 million for the three months ended June 30, 2024. The decrease in revenue of $1.2 million, or 26%, is primarily attributed to our strategic exit from the floral and lettuce categories, which contributed $741 thousand of the decline year over year.  Excluding these exited categories, revenue decreased $20 thousand, or 1%. Revenue from our core herb portfolio, which excludes the legacy lettuce and floral lines, decreased $208 thousand to $2.9 million year-over-year, or 7%, while revenue from our vitamin and supplement portfolio decreased from $433 thousand to $260 thousand year-over-year as we introduced our Kick. Sports Nutrition line to the market, replacing our legacy Vitamin Way and Vitamin Whey product lines.

Cost of goods sold

Cost of goods sold were $2.5 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024.  Cost of goods sold decreased $190 thousand, or 7%.  As a percentage of revenue, gross profit decreased to 20% from 37% in the three months ended June 30, 2025.  The decrease was driven by driven by inflationary pressures and higher labor costs related to production.  We are working to mitigate cost pressures, assessing price adjustments and supplier negotiations where market conditions permit.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $4.2 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024.  SG&A increased $1.5 million, or 54%.  The increase was due to $759 thousand of legal charges related to the NaturalShrimp asset purchase, $268 thousand of expenses related to the Narayan transactions, and $234 thousand of franchise tax expense.

Loss from operations

Loss from operations were $3.6 million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024.  The increase in the loss from operations was driven by higher SG&A expenses as previously described and the decline in revenue.

Interest expense

Interest expense was $389 thousand for the three months ended June 30, 2025, compared to $419 thousand for the three months ended June 30, 2024.  The decrease in interest expense was driven by a reduction in our outstanding debt.

Net loss

Net loss was $4.0 million for the three months ended June 30, 2025, compared to a net loss of $1.9 million for the three months ended June 30, 2024. The reasons for the increase in net loss are explained above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six Months Ended June 30
(In thousands)	2025	2024

Revenue	$5,864	$7,401
Cost of goods sold	5,142	5,811

Gross profit	722	1,590

Selling, general and administrative expenses	7,242	6,632
Gain on sale of asset	(1)	-
Loss from operations	(6,519)	(5,042)

Other income (expenses)
Interest expense, net	(829)	(536)
Gain (Loss) from extinguishment of debt	(114)	(335)
Other income / (loss)	95	4
Total other income (expenses)	(848)	(867)

NET LOSS	$(7,367)	$(5,909)

Revenue

Revenue was $5.9 million for the six months ended June 30, 2025, compared to $7.4 million for the six months ended June 30, 2024. The decrease in revenue of $1.5 million, or 21%, is primarily attributed to our strategic exit from the floral and lettuce categories, which contributed $1.1 million of the decline year over year.  Excluding these exited categories, revenue decreased $87 thousand, or 2%.  Revenue from our core herb portfolio, which excludes the legacy lettuce and floral lines, decreased from $5.5 million to $5.4 million year-over-year, or 2%, while revenue from our vitamin and supplement portfolio decreased from $1 million to $996 thousand year-over-year.

Cost of goods sold

Cost of goods sold were $5.1 million for the six months ended June 30, 2025, compared to $5.8 million for the six months ended June 30, 2024.  Cost of goods sold decreased $669 thousand, or 12%.  As a percentage of revenue, gross profit decreased to 12% from 21% in the six months ended June 30, 2025.  The decrease was driven by driven by inflationary pressures and higher labor costs related to production.  We are working to mitigate cost pressures, assessing price adjustments and supplier negotiations where market conditions permit.

Selling, general and administrative

Selling, general and administrative expenses were $7.2 million for the six months ended June 30, 2025, compared to $6.6 million for the six months ended June 30, 2024.  SG&A increased $610 thousand, or 9%.  The increase was due expenses related to the NaturalShrimp asset purchase and Narayan transactions.

Loss from operations

Loss from operations were $6.5 million for the six months ended June 30, 2025, compared to $5.0 million for the six months ended June 30, 2024.  The increase in the loss from operations was driven by the increased expenses described above along with the decline in revenue.

Interest expense

Interest expense was $829 thousand for the six months ended June 30, 2025, compared to $536 thousand for the six months ended June 30, 2024.  Higher interest expense was related to the company entering into the Arin II Agreement.

Net loss

Net loss was $7.4 million for the six months ended June 30, 2025, compared to a net loss of $5.9 million for the six months ended June 30, 2024. The reasons for the decrease in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $7.4 million during the six months ended June 30, 2025 and $11.1 million during the twelve months ended December 31, 2024. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the third quarter of 2025 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $6.8 million and $5.6 million during the six months ended June 30, 2025 and 2024, respectively. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, repayment of indebtedness, payment of the preferred return to the holder of our Series B Preferred Stock, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through public and private equity offerings, term loan borrowings, accounts receivable financing, convertible notes, and related party loans.

As of June 30, 2025 and December 31, 2024, we had $2.8 million and $3.5 million in cash and cash equivalents available, respectively. During the six months ended June 30, 2025, we used $6.8 million in cash for operating activities. As of June 30, 2025 and December 31, 2024, we had $2.0 million and $3.2 million of total debt outstanding, respectively. To meet our cash needs, we raised $3.0 million via the sale of preferred stock to Streeterville, entered into the Arin II Agreement, raised approximately $1.86 million in an at-the-market offering, received approximately $3.3 million from warrant exercises and are implementing cost savings strategies. See “Capital Resources” below for additional details.

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

Capital Resources

On May 21, 2025, we entered into an Inducement Letter Agreement with an institutional investor and holder of existing warrants to purchase up to 999,600 shares of our common stock of for total proceeds of $2.999 million. Maxim received an aggregate cash fee equal to 6.5% of the $3.5 million in total proceeds received from the exercise of the Existing Warrants exercised in connection with the Inducement Letter Agreement. See Note 10 “Stockholders’ Equity (Deficit) And Stock-Based Compensation.”

On May 14, 2025, we entered into the SPA with Streeterville, pursuant to which we issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3.0 million. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 13, 2025 for a purchase price of $500 thousand, provided we remain listed on Nasdaq.

On April 2, 2025, we entered into the Arin II Agreement with Arin, pursuant to which we agreed to sell $2.0 million of future accounts receivable to Arin in exchange for a purchase price of $1.5 million, less fees and expenses of $65 thousand, for net funds provided of $1.4 million. In connection with the Arin II Agreement, we negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1.4 million to $1.3 million, in exchange for us agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement. Weekly, we are required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin is authorized to withdraw $63,750 of funds from our bank account until the total balance of $2.0 million is repaid.

On February 14, 2025, we entered into the Arin I Agreement with Arin, pursuant to which the Company sold to Arin $272 thousand of its future accounts receivable for a purchase price of $200 thousand, less fees and expenses of $10,000, for net funds provided of $190 thousand. Pursuant to the Arin I Agreement, the Company is required to pay Arin 10.0% of all funds collected weekly from customers and Arin is expected to withdraw $9,714 a week directly from the Company’s bank account until the $272 thousand due to Arin under the Arin I Agreement is paid in full.

On February 12, 2025, we advanced the Narayan d.o.o. and its subsidiaries (the “Narayan Group”) $193 thousand to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $190 thousand. On February 19, 2025, we agreed to advance Narayan Group an additional $199 thousand that was to be paid in weekly installments and the Narayan Group issued a promissory note in favor of us in the principal amount of $199 thousand (the “second promissory note”). On June 3, 2025, we announced the decision not to proceed with the transaction contemplated under the letter of intent to purchase outstanding shares of Narayan Group and negotiations ceased. Prior to our decision not to proceed with the transaction, we had advanced the Narayan Group $100 thousand under the second promissory note.  The promissory notes accrued interest at a rate of 6.0% per annum until June 30, 2025, after which interest accrues at a rate of 10.0% per annum because the parties have not entered into a definitive agreement with respect to the proposed transaction. The Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025. To date, the Narayan Group has not paid amounts due under the promissory notes and has defaulted on the repayment of the promissory notes.

On January 31, 2025, we entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim, as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2.5 million.  To date, we have received net proceeds of approximately $1.759 million from the sale of common stock under the 2025 EDA after deducting Maxim’s commission of 3.5% of the gross proceeds and other offering expenses.

For more information on our outstanding debt as of June 30, 2025 and December 31, 2024, see Note 8 “Notes Payable.”

Cash Flows

Operating activities

During the six months ended June 30, 2025 and 2024, cash used for operating activities was $6.8 million and $5.6 million, respectively. The increase in cash used for operating activities was primarily driven by the decrease in revenue and the reduction in accounts payable, offset by a reduction in accounts receivables.

Investing activities

During the six months ended June 30, 2025 and 2024, cash used in investing activities was $122 thousand and $167 thousand, respectively.  The decrease in cash used in investing activities is attributable to lower normal course of business purchases of property, equipment and leasehold improvements.

Financing activities

During the six months ended June 30, 2025 and 2024, cash provided by financing activities was $6.2 million and $7.5 million, respectively. The $1.3 million decrease in cash provided by financing activities was driven by lower cash flows from debt financing of $2.8 million as we reduced our debt via paydowns and lower borrowings, offset by higher financing cash flows related to the warrant inducement, our issuance of preferred stock and the EDA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2025, at the reasonable assurance level.

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

There can be no assurance that our shares will continue to be listed on the Nasdaq Capital Market, which would affect our common stock’s liquidity and reduce our ability to raise capital.

On October 21, 2024, we received a letter from the Staff of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer met the Bid Price Rule. Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we were not eligible for any compliance period to regain compliance with the Bid Price Rule. On January 14, 2025, we attended our hearing with Nasdaq and on February 12, 2025, we received the Notice from Nasdaq that a Nasdaq Hearings Panel granted an extension for us to regain compliance with the Bid Price Rule until March 31, 2025, subject to additional conditions outlined in the Notice. On April 8, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule, however we will remain under a Nasdaq discretionary panel monitor until April 8, 2026.

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

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of June 30, 2025, our stockholders’ equity was below $2.5 million, and we had not achieved the net income standard to date. As of June 30, 2025, based on the price of our common stock, we also do not meet the market value standard required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

There can be no assurance that we will ultimately meet all applicable criteria for continued listing on Nasdaq or, if we meet those criteria, that we will be able to maintain compliance with the applicable criteria. Upon the filing of this Quarterly Report on Form 10-Q, the Staff may issue a delisting determination because we failed to satisfy Nasdaq Listing Rule 5550(b) at June 30, 2025. As of August 13, 2025, we believe we meet the stockholders’ equity standard because, after having filed the Updated Certificate, the Series B Preferred Stock should be classified as permanent equity and contribute more than $15.0 million to stockholders’ equity.  If our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

ITEM 5. OTHER INFORMATION

Our 2025 annual meeting of stockholders (the “Annual Meeting”) will be held more than 30 days after the anniversary of our 2024 annual meeting of stockholders. The Annual Meeting will occur on September 24, 2025.

Our stockholders may submit proposals for inclusion in the proxy solicitation materials. These proposals must satisfy the requirements of Rule 14a-8 of the Exchange Act in order for a stockholder proposal to be included in our proxy solicitation materials for the 2026 annual meeting of stockholders. The proposal must be delivered in writing to our Secretary at our principal executive office, 283 County Road 519, Belvidere, New Jersey 07823, by April 10, 2026; provided, however, that if the date of the 2026 annual meeting of stockholders is more than 30 days before or after the first anniversary of the Annual Meeting, notice by the stockholder must be delivered a reasonable time before we print and send our proxy materials for the 2026 annual meeting of stockholders.

Stockholders of record wishing to present proposals at our 2026 annual meeting of stockholders, including any nomination of persons for election to the Board, must provide proper written notice such that the proposal is received by us not less than 90 days nor more than 120 days prior to the first anniversary of the Annual Meeting. This means that the proposal must be delivered in writing to our Secretary at our principal executive office no earlier than May 27, 2026 and no later than June 26, 2026. In the event the date of the 2026 annual meeting of stockholders is more than 30 days before or 60 days after the first anniversary of the Annual Meeting, the proposal must be received by the us not less than 90 days nor more than 120 days prior to the 2026 annual meeting of stockholders and no later than the 10th day after the earlier of the date notice of the meeting is given or the date the meeting date is publicly disclosed. Any stockholder proposal must concern a matter that may be properly considered and acted upon at the annual meeting in accordance with applicable laws, regulations and our bylaws and policies. A stockholder notice to us of any such proposal must include the information required by our bylaws.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Designation of Series B Preferred Stock, filed July 29, 2025.	8-K	001-41371	August 1, 2025
3.2	Amended and Restated Certificate of Designation of Series B Preferred Stock, filed August 13, 2025	8-K	001-41371	August 14, 2025
4.1	Form of Warrant dated May, 21, 2025.	8-K	001-41371	May 21, 2025
10.1	Standard Merchant Cash Advance Agreement, dated as of April 1, 2025, by and between the Company and Arin Funding LLC.	8-K	001-41371	April 3, 2025
10.2	Asset Purchase Agreement, by and between NaturalShrimp Farms Inc., Streeterville Capital, LLC, Edible Garden Sustainable Ventures LLC and Edible Garden AG Incorporated, dated as of May 14, 2025.	8-K	001-41371	May 14, 2025
10.3	Stock Purchase Agreement, by and between Edible Garden AG Incorporated and Streeterville Capital, LLC, dated as of May 14, 2025.	8-K	001-41371	May 14, 2025
10.4	Lease Agreement, by and between Edible Garden Sustainable Ventures LLC and Iowa Shrimp Holdings, LLC, dated as of May 14, 2025.	8-K	001-41371	May 14, 2025
10.5#	Transition Services Agreement, by and between Edible Garden Sustainable Ventures LLC and NaturalShrimp Farms Inc., dated as of May 14, 2025.	8-K	001-41371	May 14, 2025
10.6+	Amended and Restated Executive Employment Agreement, by and between Edible Garden AG Incorporated and James E. Kras, dated as of May 13, 2025.	8-K	001-41371	May 14, 2025
10.7	Form of Inducement Letter Agreement dated May 21, 2025.	8-K	001-41371	May 21, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: August 14, 2025

