Form 10-Q
period 2025-09-30
Edible Garden AG Inc
filed 2025-11-14
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 5,126,655 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

	September 30,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$828	$3,530
Accounts receivable, net	1,661	1,968
Inventory, net	1,718	1,544
Prepaid expenses and other current assets	649	335

Total current assets	4,856	7,377

Property, equipment and leasehold improvements, net	10,648	3,145
Operating lease right-of-use assets	4,205	1,202
Finance lease right-of-use assets	81	114
Intangible assets, net	308	43
Other assets	34	34

TOTAL ASSETS	$20,132	$11,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$3,699	$4,018
Current maturities of operating lease liabilities	223	212
Current maturities of finance lease liabilities	44	41
Short-term debt, net of discounts	2,059	1,939
Derivative liability	79	-

Total current liabilities	6,104	6,210

Long-term liabilities:
Long-term debt, net of discounts	239	544
Long-term operating lease liabilities	824	992
Long-term finance lease liabilities	42	75

Total long-term liabilities	1,105	1,611

Total liabilities	7,209	7,821

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock ($0.0001 par value, 100,000,000 shares authorized, 3,083,899 and 1,065,402 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)(1)	-	-
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, 15,154 and no shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	15,154	-
Additional paid-in capital	50,492	44,946
Obligation to issue shares	-	459
Accumulated deficit	(52,723)	(41,311)

Total stockholders’ equity	12,923	4,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,132	$11,915

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share information)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Revenue	$2,817	$2,584	$8,681	$9,985
Cost of goods sold	2,544	1,885	7,686	7,696

Gross profit	273	699	995	2,289

Selling, general and administrative expenses	3,831	2,189	11,073	8,823
Gain on sale of asset	-	-	(1)	-
Loss from operations	(3,558)	(1,490)	(10,077)	(6,534)

Other income (expenses)
Interest expense, net	(387)	(409)	(1,216)	(944)
Gain (Loss) from extinguishment of debt	(109)	(164)	(223)	(498)
Other income / (loss)	-	-	95	4
Gain on change in derivative liability	9	-	9	-
Total other income (expenses)	(487)	(573)	(1,335)	(1,438)

NET LOSS	$(4,045)	$(2,063)	$(11,412)	$(7,972)

Deemed dividend on warrants	-	-	(9,833)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,045)	$(2,063)	$(21,245)	$(7,972)

Net Income / (Loss) per common share - basic and diluted (1)	$(1.38)	$(16.32)	$(9.95)	$(118.25)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	2,934,311	126,416	2,134,797	67,416

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except for shares)(1)

	Common Stock		Series B Preferred Stock		Additional Paid-In	Obligation to	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issue Shares	Deficit	Total
Balance at June 30, 2025	2,828,661	$-	-	$-	$50,270	$-	$(48,678)	$1,592

Reclassification of Series B preferred stock from temporary to permanent equity in connection with restated certificate of designation (Note 9)	-	-	15,000	15,000	-	-	-	15,000
Series B preferred stock issued as payment of preferred return	-	-	154	154	-	-	-	154
Issuances of common stock for warrant exercises	94,118	-	-	-	-	-	-	-
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	161,120	-	-	-	527	-	-	527
Issuances of common stock for services	-	-	-	-	-	-	-	-
Accrued preferred return on preferred stock	-	-	-	-	(305)	-	-	(305)
Net Loss	-	-	-	-	-	-	(4,045)	(4,045)
Balance at September 30, 2025	3,083,899	$-	15,154	$15,154	$50,492	$-	$(52,723)	$12,923

	Common Stock		Series B Preferred Stock		Additional Paid-In	Obligation to	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issue Shares	Deficit	Total
Balance at June 30, 2024	126,416	$1	-	$-	$36,679	$-	$(36,169)	$511

Issuance of common stock and warrants in public offering, net of expenses	120,959	-	-	-	4,619	176	-	4,795
Exercise of common stock warrants	1,760	-	-	-	-	15	-	15
Net Loss	-	-	-	-	-	-	(2,063)	(2,063)
Balance at September 30, 2024	249,135	$1	-	$-	$41,298	$191	$(38,232)	$3,258

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except for shares)(1)

	Common Stock		Series B Preferred Stock		Additional Paid-In	Obligation to	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issue Shares	Deficit	Total
Balance at December 31, 2024	1,065,402	$-	-	$-	$44,946	$459	$(41,311)	$4,094

Reclassification of Series B preferred stock from temporary to permanent equity in connection with restated certificate of designation (Note 9)	-	-	15,000	15,000	-	-	-	15,000
Series B preferred stock issued as payment of preferred return	-	-	154	154	(154)	-	-	-
Issuances of common stock for warrant exercises	1,149,800	-	-	-	3,720	(459)	-	3,261
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	774,579	-	-	-	2,285	-	-	2,285
Issuances of common stock for services	94,118	-	-	-	-	-	-	-
Accrued preferred return on preferred stock	-	-	-	-	(305)	-	-	(305)
Net Loss	-	-	-	-	-	-	(11,412)	(11,412)
Balance at September 30, 2025	3,083,899	$-	15,154	$15,154	$50,492	$-	$(52,723)	$12,923

	Common Stock		Series B Preferred Stock		Additional Paid-In	Obligation to	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issue Shares	Deficit	Total
Balance at December 31, 2023	11,411	$1	-	$-	$29,971	$-	$(30,260)	$(288)

Issuance of common stock and warrants in public offerings, net of expenses	218,440	-	-	-	10,117	176	-	10,293
Exercises of common stock warrants	8,720	-	-	-	-	15	-	15
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	7,268	-	-	-	1,147	-	-	1,147
Issuance of common stock as payment of severance	140	-	-	-	25	-	-	25
Issuance of common stock to employees and consultants	240	-	-	-	38	-	-	38
Issuance of common stock to round up shares due to stock split	2,916	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(7,972)	(7,972)
Balance at September 30, 2024	249,135	$1	-	$-	$41,298	$191	$(38,232)	$3,258

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,412)	$(7,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	519	23
Depreciation and amortization	1,267	818
Amortization of operating lease right of use asset	530	34
Amortization of debt discount	1,156	62
Gain on sale of asset	(1)	-
(Gain) / Loss on extinguishment of debt	223	498
Gain on change in derivative liability	(9)	-
Stock-based compensation	-	38
Stock issued for payment of severance	-	25
Other non-cash expenses	-	2
Change in operating assets and liabilities:
Accounts receivable	(213)	(439)
Inventory	(174)	(759)
Prepaid expenses and other current assets	(314)	57
Accounts payable and accrued expenses	(556)	886
Operating lease liabilities	(158)	(34)
NET CASH USED IN OPERATING ACTIVITIES	(9,142)	(6,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(542)	(177)
Proceed from sale of asset	11	-
NET CASH USED IN INVESTING ACTIVITIES	(531)	(177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	3,551	2,453
Payments of debt principal	(5,096)	(5,237)
Payment of debt issuance costs	-	(138)
Proceeds from sale of preferred stock	3,000	-
Proceeds from sales of common stock from Equity Distribution Agreement	2,286	1,187
Payment of commissions related to sale of common stock	-	(45)
Proceeds from common stock and warrants issued in public offering	-	11,551
Payment of costs related to public offerings and warrant exchanges	-	(1,133)
Proceeds from common stock warrant exercises	3,261	15
Principal payments on finance lease liabilities	(31)	(11)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,971	8,642

NET CHANGE IN CASH	(2,702)	1,704
Cash at beginning of period	3,530	510

CASH AT END OF PERIOD	$828	$2,214

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$73	$820

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Series B preferred stock from temporary to permanent equity	$15,000	$-
Assets acquired through issuing preferred stock	$12,000	$-
Issuance of common stock for warrant exercise	$459	$-
Accrual of preferred return on preferred stock	$305	$-
Issuance of preferred stock to settle preferred return payable	$154	$-
Discount on note payable related to embedded derivative	$88	$-
Lease liabilities arising from obtaining right-of-use assets	$-	$136
Unpaid stock issuance costs	$-	$124
Directors & Officers insurance policy purchased with financing	$-	$75

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

The Company authorized 100,000 shares of common stock, par value $0.0001 per share (“common stock”), at formation. On October 14, 2020, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 20,000,000. On June 30, 2021, we simultaneously (1) converted Edible Garden from a Wyoming corporation into a Delaware corporation, (2) declared a 1-for-2 reverse stock split of our common stock, and (3) increased the total number of authorized common shares to 50,000,000. On September 8, 2021, we simultaneously declared a 20-for-1 forward stock split of our common stock and increased the number of authorized common shares to 200,000,000. On January 18, 2022, the Company’s board of directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock, which became effective on May 3, 2022. On January 26, 2023, we effected a reverse stock split of 1-for-30 and decreased the total number of authorized common shares to 6,666,667. On June 8, 2023, we increased the number of authorized shares of common stock from 6,666,667 shares to 10,000,000 shares.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2025, the Company’s audited condensed consolidated financial position as of December 31, 2024, the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and the unaudited statement of cash flows for the nine months ended September 30, 2025 and 2024 have been included.

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

Examples of significant estimates and assumptions include allowance for credit losses, net realizable value of inventory, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities, recurring fair value measurements, and the fair value of property and equipment acquired, and the fair value of the associated preferred stock issued, in the Natural Shrimp Acquisition. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $413,329 and $202,622 as of September 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

During the nine months ended September 30, 2025 and 2024, four customers accounted for approximately 81.9% and five customers accounted for 85.0% of our total revenue, respectively. As of September 30, 2025, approximately 70.6% of our gross outstanding trade receivables were attributed to three customers. As of December 31, 2024, approximately 87.5% of our gross outstanding trade receivables were attributed to four customers, 45.6% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The only financial instrument measured at fair value on a recurring basis is the embedded derivative, see Note 8, “Notes Payable”, for further disclosure.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of September 30, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

On March 4, 2025, the Company announced the pursuit of acquiring Narayan d.o.o and its subsidiaries (the “Narayan Group”), a sustainable food producer based in Slovenia with operations in Europe and Asia. In connection with the proposed transaction, on February 12, 2025, the Company advanced the Narayan Group $193,200 to support its operations and the Narayan Group issued a promissory note in favor of us in the principal amount of $190,000. On February 19, 2025, the Company agreed to advance Narayan Group an additional $199,060 that was to be paid in weekly installments and the Narayan Group issued a promissory note in favor of the Company in the principal amount of $199,060 (the “second promissory note”). On June 3, 2025, the Company announced the decision not to proceed with the transaction contemplated under the letter of intent to purchase outstanding shares of Narayan Group and negotiations ceased. Prior to the Company’s decision not to proceed with the transaction, the Company had advanced the Narayan Group $100,000 under the second promissory note. The promissory notes accrued interest at a rate of 6.0% per annum until June 30, 2025, after which interest accrued at a rate of 10.0% per annum because the parties did not enter into a definitive agreement with respect to the proposed transaction. The Narayan Group is obligated to pay the outstanding principal and accrued interest in 12 equal monthly installments beginning on July 1, 2025; however, Narayan Group has not yet made any of the required payments. We have assessed the likelihood of collections to be remote and as such have fully reserved the note receivable.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three and nine months ended September 30, 2025 and 2024:

	(in thousands)
	Three Months Ended,		Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Herbs, Produce & Floral	$2,431	$2,278	$7,864	$8,867
Vitamins and Supplements	386	306	817	1,118
Total	$2,817	$2,584	$8,681	$9,985

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the nine months ended September 30, 2025 and 2024, advertising expenses totaled $138,806 and $149,886, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2025 and 2024. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. Diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 excluded warrants to purchase 2,743,937 and 1,970,737 shares of common stock, respectively, because their effects were anti-dilutive.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

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

Out-of-Period Adjustments

During the nine months ended September 30, 2025, the Company recorded the following  out-of-period adjustments: a) an adjustment that resulted in increased cost of goods sold of $90,768 and operating expenses of $192,497 reflected in the unaudited condensed consolidated statement of operations that were recorded during the three months ended March 31, 2025 but belonged to the year ended December 31, 2024, b) an adjustment that increased cost of goods sold by $135,360 and operating expenses by $133,422 was reflected in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2025, but these amounts belonged to the quarter ended June 30, 2025. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) consists of the Chief Executive Officer and its Interim Chief Financial Officer. Management believes that its business operates as one segment because: a) CODM evaluates profit and loss of the Company as a whole; b) the CODM does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas. Accordingly, all amounts required to be disclosed under ASC 280 are included in the financial statements.  The measure of segment profit/loss, measure of segment assets, and significant segment expenses that are regularly provided to the chief operating decision maker are shown individually in the statements of operations and balance sheets

NOTE 3 – SELECTED CURRENT ASSET ACCOUNTS

Prepaid expenses and other current assets

The following table summarizes prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024

Prepaid insurance	$485	$30
Other prepaid expenses	140	34
Vendor prepayment	24	271

Total prepaid expenses and other current assets	$649	$335

Inventory

The following table summarizes inventory as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024

Raw materials	$755	$1,000
Work-in-progress	963	517
Finished goods	-	27

Total inventory	$1,718	$1,544

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

The Company entered into a favorable contract or lease agreement of a 281,733 square foot property located in Webster City, Iowa with Iowa Shrimp Holdings, LLC, an affiliate of the NaturalShrimp and Streeterville for 12 months and three-one year extension options. The fair value of $3,532,749 was determined by using the discounted cash flow method. The key assumptions used were the market rent rate of $4 per square foot, which equates to $1,126,925 annually in excess of contractual rent and the lease term of 4 years.

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of September 30, 2025 and December 31, 2024:

a	(in thousands)
	September 30,	December 31,
	2025	2024

Furniture and equipment	9,465	1,330
Computer hardware	10	10
Leasehold improvements	3,172	3,134
Vehicles	634	456
Land	202	202
Construction in progress	759	410

Subtotal	14,242	5,542
Less accumulated depreciation	(3,594)	(2,397)
Property, equipment and leasehold improvements, net	$10,648	$3,145

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2025 and 2024 was $1,223,348 and $804,431, respectively.

NOTE 6 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of September 30, 2025 and December 31, 2024:

		(in thousands)
		September 30, 2025
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Intellectual property	15	275	(8)	267
Pulp brand recipes	15	$50	(9)	41
Non-compete agreement	2	62	(62)	-

Total Intangible Assets, net		$387	$(79)	$308

		(in thousands)
		December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Pulp brand recipes	15	50	$(7)	$43
Non-compete agreement	2	62	(62)	-

		$112	$(69)	$43

Amortization expense for the nine months ended September 30, 2025 and 2024 was $10,125 and $2,500, respectively. Annual amortization expense for the three months ending December 31, 2025 and for each of the next four years, and thereafter is as follows:

(in thousands)
December 31,
2025 (remaining)	$5
2026	22
2027	22
2028	22
2029	22
Thereafter	215
Total	308

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30, 2025	December 31, 2024

Accounts payable	$1,926	$2,290
Accrued interest payable	-	1
Accrued payroll	309	302
Accrued severance	-	75
Accrued vacation	90	133
Accrued transaction expenses	-	177
Accrued preferred return on preferred stock	306	-
Other accrued expenses	203	175
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$3,699	$4,018

NOTE 8 – NOTES PAYABLE

The following table summarizes notes payable as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024
Avondale secured promissory note	$1,575	$-
Insurance financing agreement	481	26
NJD Investments, LLC promissory note	328	564
Vehicle loans	156	240
SBA loan	150	150
Future receivables financing agreement with Cedar Advance, LLC	-	2,223
ARIN note	-	-
Total Gross Debt	$2,690	$3,203

Less:
Debt discount	(392)	(720)
Total Net Debt	$2,298	$2,483

The principal payments due on our notes payable for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining)	2,156
2026	318
2027	59
2028	7
2029	-
Thereafter	150
Total	$2,690

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

On December 4, 2024, the Company entered into a standard merchant cash advance agreement (the “Cedar III Agreement”) with Cedar. Pursuant to the terms of the Cedar III Agreement, the Company sold to Cedar a total of $2,485,000 of its future accounts receivable collections for a purchase price of $1,750,000. The Company received cash of $1,139,350 after pay-off of the remaining amount due under the Cedar II Agreement of $523,150 and fees and expenses of $87,500. Pursuant to the Cedar III Agreement, the Company was required to pay Cedar 25.0% of all funds collected weekly from customers and Cedar was expected to withdraw $65,395 per week from the Company’s bank account until the $2,485,000 due to Cedar (representing $1,750,000 of principal and $735,000 of interest) under the Cedar III Agreement was paid in full. Management determined the Cedar III Agreement should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of $63,303 during the year ended December 31, 2024. On April 2, 2025, the Company paid outstanding principal balance of $1,373,285. See “Arin Cash Advancement” below for more information.

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

As of September 30, 2025, the entire balance of $328,119 is included in “Short-term debt, net of discounts” and as of December 31, 2024, $316,067 of the outstanding balance is included in “Short-term debt, net of discounts” and $247,618 is included in “Long-term debt, net of discounts” within the consolidated balance sheets.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, total accrued interest on the SBA Loan was $24,441 and $19,695, respectively.

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

As of September 30, 2025, $66,930 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $88,998 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

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

On April 2, 2025, the Company entered into a standard merchant cash advance agreement (the “Arin II Agreement”) with Arin, pursuant to which the Company sold $2,040,000 of future accounts receivable to Arin in exchange for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, the Company negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1,373,285 to $1,263,422, in exchange for the Company agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement, which resulted in the Company recognizing a loss on extinguishment of debt of approximately $114,000. Weekly, the Company was required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin was authorized to withdraw $63,750 of funds from its bank account until the total balance of $2,040,000 is repaid. The Arin II Agreement was collateralized by the Company’s cash and receivable accounts. On August 29, 2025, the Company paid the outstanding principal balance of $701,250. See “Avondale Secured Promissory Note” below for more information.

Avondale Secured Promissory Note

On August 29, 2025, the Company entered into a secured promissory note with Avondale Capital LLC (“Avondale”), an affiliate of Streeterville, the holder of our Series B Preferred Stock, pursuant to which the Company received $1,750,000 less an original issue discount of $350,000 and less $5,000 of fees and expenses, for net funds provided of $1,395,000. Pursuant to the secured promissory note, the Company is required to pay Avondale $43,750 weekly until the $1,750,000 secured promissory note with Avondale is paid in full. The secured promissory note does not accrue interest unless there is an event of default and is collateralized by all cash and cash equivalents, accounts receivable, and all other receivables of the Company. A portion of the net proceeds of the Avondale secured promissory note were used to satisfy the remaining amount to which Arin was entitled under the Arin II Agreement, which resulted in the Company recognizing a loss on extinguishment of approximately $99,000.

The Company also determined that certain default provisions of the secured promissory note were not clearly and closely related to the debt host and required separate accounting as an embedded derivative. The fair value of the embedded derivative was calculated based on the Company’s estimates of probability of a default event occurring during the term of the promissory note payable, and thus it is considered a level 3 fair value measurement. The initial fair value of the embedded derivative was $87,500, which was recorded as a debt discount. The fair value as of September 30, 2025 was $78,750, and the change in fair value was recorded as “Gain on change in derivative liability” on the unaudited condensed consolidated statement of operations.

NOTE 9 – SERIES B PREFERRED STOCK

In connection with the APA, on May 13, 2025, the Board approved a certificate of designation, subsequently amended on July 29, 2025 and August 13, 2025, fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Series B Preferred Stock, a series of preferred stock of the Company. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 50,000 shares were designated as Series B Preferred Stock as of May 14, 2025.

As consideration for the purchase of the Assets pursuant to the APA, the Company issued 12,000 shares of Series B Preferred Stock to Streeterville as the sole shareholder of NaturalShrimp, at a stated value of $1,000 per share, for an aggregate purchase price of $12,000,000.

Also on May 14, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 14, 2025 for a purchase price of $500,000. The SPA contains customary representations and warranties, covenants and agreements of the Company and Streeterville. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. As of September 30, 2025, the Company issued 15,154 shares of Series B Preferred Stock.

The Series B Preferred Stock ranks senior to the Company’s common stock, par value $0.0001 per share, with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series B Preferred Stock is entitled to a preferred return at a rate of 8.0% per annum, payable on a quarterly basis in cash or via the issuance of additional shares of Series B Preferred Stock based on the preferred return accrued and unpaid, divided by the stated value of the Series B Preferred Stock. As of September 30, 2025 and subsequent to September 30, 2025, the Company had issued 154 shares and 305 shares, respectively, of Series B Preferred Stock to Streeterville as payment of the quarterly preferred return, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Upon an event of default (i) the Company shall not issue any convertible debt or Equity Securities (as defined in the Certificate of Designation) without the prior written consent of Streeterville and (ii) Streeterville can seek and obtain injunctive relief from any court of competent jurisdiction, to enjoin the Company from issuing any convertible debt or Equity Securities without the prior written consent of Streeterville.

Additionally, so long as Streeterville remains the sole Holder of Series B Preferred Stock, Streeterville will be entitled to cast a number of votes equal to the lesser of (i) 1,305,483 shares of common stock and (ii) 9.99% of the Company’s outstanding common stock, calculated on a fully diluted basis, with all other classes and series voting with the common stock, at any meeting of stockholders.

Under the Certificate of Designation, the Company agreed that it: (i) will not issue Series B Preferred Stock, other than to Streeterville, without Streeterville’s consent; (ii) will not increase the authorized shares of common stock or preferred stock without the prior written consent of Streeterville; (iii) will not make any Restricted Issuance (as defined in the Certificate of Designation) without the prior written consent of Streeterville; (iv) will not enter into any agreement or commitment to, create, authorize, or issue any class of preferred stock that is equal to or senior in liquidation preference to the Series B Preferred Stock, without the consent of Streeterville; (v) will not consummate a Fundamental Transaction (as defined in the Certificate of Designation) or enter into an agreement to consummate a Fundamental Transaction without the consent of the Holders; and (vi) will not enter into any agreement or commitment to, dispose of any assets or operations that comprise more than 25% of the Company’s consolidated revenue or total assets without the consent of Streeterville. If the Company does not follow the terms of the preceding sentence, Streeterville may declare an event of default.

Prior to the amendments to the Certificate of Designation, under ASC 480-10, certain events were not considered to be solely in the control of the Company, and the Company classified the Series B Preferred Stock in Mezzanine equity as per ASC 480-10-S99 “Distinguishing liabilities from Equity – SEC Materials.” Subsequent to the August 13, 2025 amendment to the Certificate of Designation, there are no longer events that are not solely in the control of the Company that could require the Company to redeem the Series B Preferred Stock for cash or assets, except in the case of a deemed liquidation event that would result in holders of all subordinated classes of shares to receive the same form of consideration as the holders of Series B Preferred Stock. Accordingly, the Company reclassified the Series B Preferred Stock as permanent equity as per ASC 480-10-S99 “Distinguishing liabilities from Equity – SEC Materials.”

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

On May 21, 2025, the Company entered into an inducement letter agreement (the “May 2025 Inducement”) with the Holder of September Class A Warrants to purchase 333,200 shares of the Company’s common stock, (ii) December 2024 Class A Warrants to purchase 333,200 shares of Common Stock and (iii) December 2024 Class B Warrants to purchase 333,200 shares of Common Stock; and collectively, the (“Existing Warrants”). The Existing Warrants had original exercise prices of $9.00 per share and became exercisable immediately following issuance. Pursuant to the May 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $3.50 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 1,999,200 shares of Common Stock at an exercise price of $3.50 per share (the “New Warrants”). The New Warrants were immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $3,494,600 of gross proceeds from the May 2025 Inducement and recognized $237,409 for underwriting and other fees as of June 30, 2025. As a result of the May 2025 Inducement, the Company recognized a deemed dividend of $9,832,972.

Equity Distribution Agreement

On February 7, 2024, we entered into an Equity Distribution Agreement (the “2024 EDA”) with Maxim, pursuant to which the Company could offer and sell shares of common stock, having an aggregate offering price of up to $1,146,893 from time to time through Maxim acting as our agent. The offering under the 2024 EDA terminated when the Company sold the aggregate offering amount. Maxim was entitled to compensation at a fixed commission rate of 3.5% of the gross sales price per share sold. During the nine months ended September 30, 2024, we sold 181,710 shares of common stock for total gross proceeds of $1,146,890 and paid commissions to Maxim of $40,141.

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

Subject to the terms and conditions of the 2025 EDA, Maxim will use its commercially reasonable efforts to sell shares of common stock from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the 2025 EDA or terminate the 2025 EDA in accordance with its terms. The Company has provided Maxim with customary indemnification rights, and Maxim will be entitled to a fixed commission of 3.5% of the aggregate gross proceeds from the Shares sold. The Company has agreed to reimburse Maxim for the fees and disbursements of its counsel, payable upon execution of the 2025 EDA, in an amount not to exceed $30,000 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. During the nine months ended September 30, 2025, we sold 774,579 shares of common stock for total gross proceeds of $2,478,412 and paid commissions to Maxim of $192,431.

Common Stock

The Company has authorized 100,000,000 shares of common stock with $0.0001 par value. As of September 30, 2025 and December 31, 2024, 3,083,899 and 1,065,402 common shares were issued and outstanding, respectively.

During the nine months ended September 30, 2025, the Company issued 2,018,497 shares of common stock, with gross proceeds of $5,973,012 and offering costs of $427,120.

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

During the nine months ended September 30, 2025, the Company did not issue restricted stock awards. During the nine months ended September 30, 2024, the Company issued 6,000 restricted stock awards to employees and consultants of the Company as compensation and recognized stock-based compensation expense of $38,280 for the awards, which vested immediately.

As of September 30, 2025, shares available for future stock compensation grants totaled 11,001,258.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2025:

	Warrants (Underlying Shares)	Weighted- Average Exercise Price Per Share

Outstanding December 31, 2024	1,744,337	$25.82
Warrants issued in public offering	1,999,200	$3.50
Warrants exercised	(999,600)	3.50
Outstanding September 30, 2025	2,743,937	$10.10

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

On May 14, 2025, the Company entered into a lease agreement with Iowa Shrimp Holdings, LLC (the “Iowa Landlord”), an affiliate of the NaturalShrimp and Streeterville, for access to and use of certain real property located at 401 Des Moines Street, Webster City, Iowa 50595; where substantially all of the acquired assets are located. The initial term of the lease agreement is 12 months with three options to extend an additional 12 months. The Company will pay the Iowa Landlord a monthly lease payment of $1.00. If the Company is considered a holdover tenant after the expiration of the initial term or any renewal term with the prior written consent of Iowa Landlord, the tenancy will be construed as month to month, except that rent shall be increased to an amount equal to (i) $15,000 per calendar month if the holdover tenancy occurs between the first anniversary and second anniversary of May 14, 2025, (ii) $22,500 per calendar month if the holdover tenancy occurs between the second anniversary and third anniversary of May 14, 2025, or (iii) $30,000 per calendar month if the holdover tenancy occurs after the third anniversary of May 14, 2025, plus, and in addition to the rent, all other sums of money due and payable by the Company to the Iowa Landlord under the Lease. If the Company (i) fails to pay any installment of rent or additional rent or other sum due within 10 days after written notice from the Iowa Landlord; (ii) fails to perform any term, condition or covenant under the Lease within 30 days after written notice that such performance is due; (iii) becomes bankrupt or insolvent or files a petition in bankruptcy or insolvency, reorganization or for the appointment of a receiver or trustee; or (iv) abandons the premises, the Iowa Landlord may terminate the lease agreement by written notice and reenter and take possession of the premises.

During the nine months ended September 30, 2025, total operating lease cost was $614,078, of which $409,713 was associated with short-term leases. During the nine months ended September 30, 2024, total operating lease cost was $229,036, all which was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024
Operating lease assets	$4,205	$1,202
Current maturities of operating lease liabilities	$223	$212
Long-term operating lease liabilities	$824	$992

The table below presents the maturities of operating liabilities for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31 were as follows:

(in thousands)
Operating
Leases
2025 (remaining)	$67
2026	270
2027	273
2028	276
2029	279
Total lease payments	1,165
Less: discount	(118)
Total operating lease liabilities	$1,047

Other information related to the operating lease term and discount rate is as follows:

September 30,
2025
Weighted-average remaining lease term (years)	4.3
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024
Financing lease assets	$81	$114
Current maturities of finance lease liabilities	$44	$41
Long-term finance lease liabilities	$42	$75

The components of finance lease expense are as follows:

		(in thousands)
		Three Months Ended
	Classification on the Statement of Operations	September 30, 2025	September 30, 2024
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$22	$11
Interest on finance lease liabilities	Interest expense, net	6	4
Total finance lease cost		$28	$15

The table below presents the maturities of financing lease liabilities for the remaining three months ending December 31, 2025 and for each of the next two years ending December 31, and thereafter were as follows:

(in thousands)
Financing
Leases
2025 (remaining)	$13
2026	52
2027	30
Total lease payments	95
Less: interest	(9)
Total finance lease liabilities	$86

NOTE 12 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of NaturalShrimp’s assets, the Company entered into a transition services agreement with NaturalShrimp on May 14, 2025.  NaturalShrimp, an affiliate of Streeterville, will provide ongoing operational support and accounting and bookkeeping services for a period of two months. The Company did not renew the service agreement and incurred a total service fee of $70,000 for the two months of services provided.

Avondale, the counterparty for the Company’s secured promissory note, is an affiliate of Streeterville, the holder of the Company’s outstanding Series B Preferred Stock. See Note 8, “Notes Payable” for further information.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 14 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the nine months ended September 30, 2025, we incurred a net loss of $11.4 million. We expect to experience further significant net losses in the foreseeable future. As of September 30, 2025, we had cash available for operations of $0.8 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 15 – SUBSEQUENT EVENTS

October 2025 Inducement Letter

On October 16, 2025, the Company entered into an inducement letter agreement (the “October 2025 Inducement”) with the holder of (i) warrants to purchase 53 shares of the Company’s common stock issued on May 9, 2022 with an initial exercise price of $75,000 (the “May 2022 Warrants”), (ii) warrants to purchase 1,080 shares of common stock issued on September 8, 2023 with an initial exercise price of $550 (the “September 2023 Warrants”), (iii) Class A warrants to purchase 10,619 shares of common stock and Class B warrants to purchase 10,619 shares of common stock issued on May 23, 2024 with initial exercise prices of $37.25 (the “May 2024 Warrants”), and (iv) warrants to purchase 1,999,200 shares of common stock issued on May 21, 2025 with an initial exercise price of $3.50 (the “May 2025 Warrants” and collectively with the May 2022 Warrants, September 2023 Warrants, and May 2024 Warrants, the “Prior Warrants”). The Prior Warrants were all immediately exercisable upon issuance.

Pursuant to the October 2025 Inducement, the Holder agreed to exercise the Prior Warrants for cash at a reduced exercise price of $2.06 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 4,043,142 shares of Common Stock at an exercise price of $2.06 per share (the “Consideration Warrants”). The Consideration Warrants were immediately exercisable upon issuance and have a term of five years from the initial exercise date. The aggregate gross proceeds to the Company from the exercise of the Prior Warrants were approximately $4.2 million, before deducting Maxim’s fees and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

RECENT DEVELOPMENTS

Avondale Secured Promissory Note

On August 29, 2025, we entered into a secured promissory note with Avondale Capital LLC (“Avondale”) pursuant to which we received $1,750,000 less an original issue discount of $350,000 and less $5,000 of fees and expenses, for net funds provided of $1,395,000. Pursuant to the Agreement, we are required to pay Avondale $43,750 weekly until the $1,750,000 secured promissory note with Avondale is paid in full. A portion of the net proceeds of the Avondale secured promissory note were used to satisfy the remaining amount to which Arin Funding LLC (“Arin”) was entitled under the standard merchant cash advance agreement we entered into with Arin on April 2, 2025 (the “Arin II Agreement”), which resulted in us recognizing a loss on extinguishment of $99,000.

October 2025 Warrant Inducement

On October 16, 2025, we entered into an inducement letter agreement (the “October Inducement Letter Agreement”) with an institutional investor and holder of existing warrants to purchase up to 2,021,571 shares of our common stock. The existing warrants were originally issued in May 2022, September 2023, and September and December 2024, with an exercise prices ranging from $75,000.00 to $3.50 per share, and became exercisable immediately following issuance. Pursuant to the October Inducement Letter Agreement, the holder agreed to exercise the existing warrants for cash at the exercise price of $2.06 per share in consideration for our agreement to issue a new unregistered warrant to purchase up to an aggregate of 4,043,142 shares of common stock at an exercise price of $2.06 per share. The new warrant was immediately exercisable upon issuance and has a term of five years from the issuance date.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” We file a consolidated United States federal income tax return. We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30
(In thousands)	2025	2024

Revenue	$2,817	$2,584
Cost of goods sold	2,544	1,885

Gross profit	273	699

Selling, general and administrative expenses	3,831	2,189
Gain on sale of asset	-	-
Loss from operations	(3,558)	(1,490)

Other income (expenses)
Interest expense, net	(387)	(409)
Gain (Loss) from extinguishment of debt	(109)	(164)
Other income / (loss)	-	-
Gain on change in derivative liability	9	-
Total other income (expenses)	(487)	(573)

NET LOSS	$(4,045)	$(2,063)

Revenue

Revenue was $2.8 million for the three months ended September 30, 2025, compared to $2.6 million for the three months ended September 30, 2024. The increase in revenue of $0.2 million, or 9%, was primarily attributed to strong performance across the company’s shelf-stable product lines including Kick.Sports Nutrition, Vitamin Whey, Pulp and Pickle Party.  We believe the drag on revenue from our strategic exit from the floral and lettuce categories, is now behind us, and this quarter represents the strength of our repositioned portfolio.

Cost of goods sold

Cost of goods sold were $2.5 million for the three months ended September 30, 2025, compared to $1.9 million for the three months ended September 30, 2024.  Cost of goods sold increased $0.7 million, or 37%.  As a percentage of revenue, gross profit decreased to 10% from 27% for the three months ended September 30, 2025.  The increase in cost of goods sold was primarily driven by increased greenhouse labor and freight costs of $433 thousand and increased purchases of raw materials related to our nutraceutical products, inclusive of late Q2 invoices received from a supplier in the amount of $135 thousand. We are pursuing price adjustments to mitigate the impact of these inflationary pressures on cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) were $3.8 million for the three months ended September 30, 2025, compared to $2.2 million for the three months ended September 30, 2024.  SG&A increased $1.6 million, or 73%.  The increase was primarily driven by higher depreciation expense related to the assets purchased from Natural Shrimp and associated right of use, legal, audit and accounting expenses.

Loss from operations

Loss from operations were $3.6 million for the three months ended September 30, 2025, compared to $1.5 million for the three months ended September 30, 2024.  The increase in the loss from operations was driven by lower gross margin and higher SG&A expenses as previously described above.

Interest expense

Interest expense was $0.4 million for the three months ended September 30, 2025, compared to $0.4 million for the three months ended September 30, 2024.  Interest expense was approximately unchanged as a result of similar borrowing amounts and amortization of debt issuance costs.

Net loss

Net loss was $4.0 million for the three months ended September 30, 2025, compared to a net loss of $2.1 million for the three months ended September 30, 2024. The reasons for the increase in net loss are explained above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine Months Ended September 30
(In thousands)	2025	2024

Revenue	$8,681	$9,985
Cost of goods sold	7,686	7,696

Gross profit	995	2,289

Selling, general and administrative expenses	11,073	8,823
Gain on sale of asset	(1)	-
Loss from operations	(10,077)	(6,534)

Other income (expenses)
Interest expense, net	(1,216)	(944)
Gain (Loss) from extinguishment of debt	(223)	(498)
Other income / (loss)	95	4
Gain on change in derivative liability	9	-
Total other income (expenses)	(1,335)	(1,438)

NET LOSS	$(11,412)	$(7,972)

Revenue

Revenue was $8.7 million for the nine months ended September 30, 2025, compared to $10.0 million for the nine months ended September 30, 2024. The decrease in revenue of $1.3 million, or 13%, is primarily attributed to our strategic exit from the floral and lettuce categories, which contributed $1.1 million of the decline year over year.

Cost of goods sold

Cost of goods sold were $7.7 million for the nine months ended September 30, 2025, compared to $7.7 million for the nine months ended September 30, 2024.  Cost of goods sold was approximately the same for the two periods.  As a percentage of revenue, gross profit decreased to 11% from 23% for the nine months ended September 30, 2025.  The decrease was driven by inflationary pressures and higher labor costs related to production.  We are working to mitigate cost pressures, assessing price adjustments and supplier negotiations where market conditions permit.

Selling, general and administrative

Selling, general and administrative expenses were $11.1 million for the nine months ended September 30, 2025, compared to $8.8 million for the nine months ended September 30, 2024.  SG&A increased $2.3 million, or 26%.  The increase was driven by transaction, professional and depreciation expenses related to the NaturalShrimp asset purchase, offset by the termination of severance payments related to the departure of the Company’s Chief Financial Officer in 2024.

Loss from operations

Loss from operations were $10.1 million for the nine months ended September 30, 2025, compared to $6.5 million for the nine months ended September 30, 2024.  The increase in the loss from operations was driven by lower gross margin and higher SG&A expenses as previously described above.

Interest expense

Interest expense was $1.2 million for the nine months ended September 30, 2025, compared to $0.9 million for the nine months ended September 30, 2024.  The increase was driven primarily by higher amortization of debt discount.

Net loss

Net loss was $11.4 million for the nine months ended September 30, 2025, compared to a net loss of $8.0 million for the nine months ended September 30, 2024. The reasons for the increase in net loss are explained above

.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $11.4 million during the nine months ended September 30, 2025 and $11.1 million during the twelve months ended December 31, 2024. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that our existing cash will fund operations into the second quarter of 2026 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $9.1 million and $6.8 million during the nine months ended September 30, 2025 and 2024, respectively. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in capital expenditures, repayment of indebtedness, payment of the preferred return to the holder of our Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs have been met primarily through public and private equity offerings, term loan borrowings, accounts receivable financing, convertible notes, and related party loans.

As of September 30, 2025 and December 31, 2024, we had $0.8 million and $3.5 million in cash and cash equivalents available, respectively. As of September 30, 2025 and December 31, 2024, we had $2.7 million and $3.2 million of total gross debt outstanding, respectively. During the nine months ended September 30, 2025, we used $9.1 million in cash for operating activities. As of September 30, 2025, we had a working capital deficit of $1.2 million, a decrease of approximately $2.4 million from a working capital surplus of $1.2 million as of December 31, 2024. To meet our cash needs, during the nine months ended September 30, 2025, we raised $3.3 million via the May warrant inducement, we raised $3.0 million from the sale of preferred stock, we entered into the Arin II Agreement and the Avondale secured promissory note, we raised approximately $2.3 million in an at-the-market offerings, and subsequent to September 30, 2025, we raised an additional $4.2 million via the October warrant inducement. We are also continuing to assess our cost structure for opportunities. See “Capital Resources” below for additional details.

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

Capital Resources

On October 16, 2025, we entered into the October Inducement Letter Agreement with an institutional investor and holder of existing warrants to purchase up to 2,021,571 shares of our common stock for total proceeds of $4.2 million before deducting Maxim Group LLC’s (“Maxim”) fees and other offering expenses payable by the Company. See Note 15 “Subsequent Events.”

On August 29, 2025, the Company entered into a secured promissory note with Avondale pursuant to which the Company received $1,750,000 less an original issue discount of $350,000 and less $5,000 of fees and expenses, for net funds provided of $1,395,000. Pursuant to the secured promissory note, the Company is required to pay Avondale $43,750 weekly until the $1,750,000 secured promissory note with Avondale is paid in full. A portion of the net proceeds of the Avondale secured promissory note were used to satisfy the remaining amount to which Arin was entitled under the Arin II Agreement.

On May 21, 2025, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and holder of existing warrants to purchase up to 999,600 shares of our common stock for total proceeds of $2.999 million. Maxim received an aggregate cash fee equal to 6.5% of the $3.5 million in total proceeds received from the exercise of the Existing Warrants exercised in connection with the Inducement Letter Agreement. See Note 10 “Stockholders’ Equity (Deficit) And Stock-Based Compensation.”

On May 14, 2025, we entered into a stock purchase agreement (the “SPA”) with Streeterville Capital LLC (“Streeterville”), pursuant to which we issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3.0 million. Additionally, pursuant to the SPA, Streeterville shall purchase an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 14, 2025.

On April 2, 2025, we entered into the Arin II Agreement with Arin, pursuant to which we agreed to sell $2.0 million of future accounts receivable to Arin in exchange for a purchase price of $1.5 million, less fees and expenses of $65 thousand, for net funds provided of $1.4 million. In connection with the Arin II Agreement, we negotiated with Cedar Advance LLC (“Cedar”) to discount the outstanding balance under the standard merchant cash advance agreement entered into with Cedar, dated as of December 4, 2024 (the “Cedar III Agreement”), from $1.4 million to $1.3 million, in exchange for us agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement. Weekly, we are required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin is authorized to withdraw $63,750 of funds from our bank account until the total balance of $2.0 million is repaid.

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

For more information on our outstanding debt as of September 30, 2025 and December 31, 2024, see Note 8 “Notes Payable.”

Cash Flows

Operating activities

During the nine months ended September 30, 2025 and 2024, cash used for operating activities was $9.1 million and $6.8 million, respectively. The increase in cash used for operating activities was primarily driven by the increase in net loss and the reduction in accounts payable, and an increase in prepaid expense and other current assets.

Investing activities

During the nine months ended September 30, 2025 and 2024, cash used in investing activities was $0.5 million and $0.2 million, respectively.  The decrease in cash used in investing activities is attributable to lower normal course of business purchases of property, equipment and leasehold improvements.

Financing activities

During the nine months ended September 30, 2025 and 2024, cash provided by financing activities was $7.0 million and $8.6 million, respectively. The $1.6 million decrease in cash provided by financing activities was due to our repayment of outstanding debt and the lack of any public offerings of stock in 2025 as compared to 2024, offset by higher financing cash flows related to our May 2025 warrant inducement, the sale of $3.0 million of our preferred stock and higher cash flows from our 2025 equity distribution agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2025, at the reasonable assurance level.

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

There can be no assurance that we will be able to maintain compliance with all applicable criteria for continued listing on Nasdaq. If our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 8, 2025, we issued 154 shares of Series B Preferred Stock to Streeterville Capital, LLC as payment of the quarterly preferred return owed to the holder of the Series B Preferred Stock. This issuance was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Designation of Series B Preferred Stock, filed August 13, 2025.	8-K	001-41371	August 14, 2025
4.1	Form of Warrant dated October 16, 2025.	8-K	001-41371	October 16, 2025
10.1#	Note Purchase Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	8-K	001-41371	September 5, 2025
10.2	Secured Promissory Note, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, effective as of August 29, 2025.	8-K	001-41371	September 5, 2025
10.3	Security Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	8-K	001-41371	September 5, 2025
10.4	Edible Garden AG Incorporated Amended and Restated 2022 Equity Incentive Plan.	8-K	001-41371	September 25, 2025
10.5+	Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	8-K	001-41371	September 25, 2025
10.6	Form of Inducement Letter Agreement dated October 16, 2025.	8-K	001-41371	October 16, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: November 14, 2025

