Form 10-K
period 2025-12-31
Edible Garden AG Inc
filed 2026-03-31
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7.7 million.

As of March 23, 2026, the registrant had 913,756 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EDIBLE GARDEN AG INCORPORATED

ANNUAL REPORT ON FORM 10-K

When we use the terms “Edible Garden,” the “Company,” “we,” “us,” or “our,” we are referring to Edible Garden AG Incorporated and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “projections,” “should,” “strategy,” “strive,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

•	our history of losses and our ability to continue as a going concern;
•	our ability to obtain additional financing to fund our operations;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”) and our ability to comply with Nasdaq's listing standards;
•	the departure of members of our management team;
•	our market opportunity;
•	our ability to effectively manage our growth;
•	our ability to complete and integrate business acquisitions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to effectively execute our strategy and achieve our growth objectives despite being a relatively smaller company, compared to many of our competitors;
•	our ability to retain our existing customers and to increase our customer base;
•	the effects of any recall faced by our products;
•	the future growth of the indoor agriculture industry and demands of our customers;
•	our ability to maintain, or strengthen awareness of, our brand;
•	our ability to expand the product lines we offer;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to pay our debts as they come due;
•	future revenue, hiring plans, expenses and capital expenditures;
•	the effects of global events and inflation on our operating costs;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to recruit and retain key employees and management personnel;
•	our financial performance and capital requirements; and
•	the potential lack of liquidity and trading of our securities.

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

PART I

Item 1. Business

Overview

Edible Garden is a controlled environment agriculture ("CEA") farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food sustainably and safely while improving traceability. We operate glass, hydroponic, and vertical greenhouse structures that enable us to grow organic herbs consistently year-round while using less land, less energy, and less water than conventional agriculture. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of plants in the ground, by using a vertical growing system, we can grow many towers of plants in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials. Our facilities utilize "closed loop" irrigation systems that recollect and reuse drain water—including water recycled through reverse osmosis—reducing overall water consumption and helping conserve natural resources. Our advanced systems are also designed to help mitigate contamination from harmful pathogens, including salmonella, e-coli and others.

Our operations are supported by GreenThumb®, our proprietary patented greenhouse management and demand-planning software (U.S. Patent Nos. 11,158,006 B1; 11,410,249 B2; and 11,830,088 B2). GreenThumb tracks plants through all stages of production and distribution, supporting quality control, traceability, fill-rate management, and logistics optimization, including maximizing truckload efficiency to reduce greenhouse gas emissions. We believe GreenThumb is a meaningful competitive differentiator and an important component of our Zero-Waste Inspired® model.

As of December 31, 2025, we offer more than 140 stock keeping units ("SKUs") spanning two principal product segments: (i) fresh produce, including cut herbs, hydroponic basil, potted herbs, and wheatgrass; and (ii) shelf-stable and refrigerated consumer packaged goods, including sports nutrition and nutraceuticals (Kick.™ and Vitamin Whey®/Vitamin Way®), fermented gourmet sauces and chili-based products (Pulp®), and functional fermented pickles and sauerkraut (Pickle Party™). We also supply products under private label arrangements to major retail customers. We have leveraged our brand recognition to offer co-manufactured consumer-packaged goods across protein, fermented foods, and flavoring categories in addition to our core fresh produce business. Our tagline "Simply Local, Simply Fresh" reflects our strategy of growing products in regional communities close to the retail locations where they are sold, extending shelf life and supporting local brand awareness.

Our products are available in over 5,000 retail locations across the United States, the Caribbean, and South America. We operate vertically integrated greenhouses and processing facilities at Edible Garden Heartland in Grand Rapids, Michigan; Edible Garden Prairie Hills in Webster City, Iowa; and our headquarters at Edible Garden Belvidere in Belvidere, New Jersey. We also partner with a network of contract growers strategically located near major U.S. population centers.

 We hold food safety certifications from Primus GFS (a Global Food Safety Initiative ("GFSI")-accredited program), USDA Organic certification for applicable products, and non-GMO verification from the non-GMO Project for select SKUs. We are licensed under the Perishable Agricultural Commodities Act ("PACA") and voluntarily comply with Hazard Analysis Critical Control Point ("HACCP") principles established by the U.S. Food and Drug Administration.

We have a history of operating losses since inception and expect to incur additional near-term losses. Our auditors have issued an opinion expressing substantial doubt about our ability to continue as a going concern. See "Risk Factors" and "Management's Discussion and Analysis — Liquidity and Capital Resources" for additional discussion of these matters.

Since our initial public offering, our primary business strategy has been focused on the production and sale of fresh, locally grown, USDA Organic produce through a vertically integrated CEA model. During the fiscal year ended December 31, 2025, and continuing into early 2026, we began executing a material expansion and evolution of that strategy.

Specifically, we are transitioning our Edible Garden Prairie Hills facility in Webster City, Iowa into a dedicated ready-to-drink ("RTD") and clean nutrition manufacturing hub. This initiative represents a significant broadening of our business from primarily fresh, perishable produce into what we expect will be higher-margin, shelf-stable beverage and nutrition categories. We have characterized this evolution as the development of a vertically integrated domestic clean-label nutrition platform that combines our existing controlled-environment agriculture capabilities with scalable aseptic processing capacity and differentiated branded products across sports nutrition, adult and children's performance nutrition, and GLP-1 supportive categories.

This strategic shift, which we refer to as our "Farm-to-Formula®" strategy, connects our CEA-sourced ingredients with advanced research and development and precision formulation capabilities to deliver finished functional RTD beverages at commercial scale. This represents a material change from our previously disclosed strategy of focusing principally on fresh produce, and investors should consider the risks and opportunities associated with this expansion when evaluating our business.

On March 4, 2026, we entered into two Interim Order Agreements (the "IOAs") with Tetra Pak Inc. ("Tetra Pak"), a global leader in food processing and packaging solutions, to commence engineering services and preliminary procurement activities for the Webster City, Iowa production project (the "Project"). The IOAs cover both processing equipment and aseptic packaging systems and are intended as the initial step toward a definitive final supply agreement governing the full scope of equipment installation and integration.

The planned facility will utilize Tetra Pak's Tetra Prisma® Aseptic 330 Edge package—a format made primarily from renewable, plant-based materials that is designed to be recyclable—together with the Tetra Pak® A3/Speed filling platform. These systems are expected to extend product shelf life without refrigeration or preservatives prior to opening, support ambient distribution, maintain clean-label standards, and reduce overall supply chain costs and food waste.

Phase 1 production at the Webster City facility is anticipated to begin in 2027, subject to the execution of a final supply agreement with Tetra Pak, completion of engineering and installation, regulatory approvals, and adequate capital availability. There is no assurance that a final agreement will be executed, that the facility will be completed on the anticipated timeline, or that Phase 1 production will commence as planned. This initiative is in the early development stage, and investors should not place undue reliance on timing or scale projections, or our ability to complete the Project.

The Midwest facility encompasses more than 200,000 square feet of food-grade manufacturing space with warehousing and logistics infrastructure, and upon completion of the RTD buildout is expected to support aseptic and ultra-filtered beverage production across protein, plant-based, dairy, and functional categories. The Company intends for the facility to serve as a scalable innovation platform supporting product development and revenue diversification beyond fresh perishables.

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

On August 30, 2022, through our wholly owned subsidiary, 2900 Madison Ave Holdings, LLC (the “Michigan Subsidiary”), we acquired a five-acre greenhouse facility in Grand Rapids, Michigan for $2.9 million. The greenhouse facility is operating as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland fully transitioned to growing our products, adding approximately five acres of directly controlled growing capacity to our operations. Additionally, in September 2023 we began shipping fall ornamental products grown in our Edible Garden Heartland facility. In 2024, we transitioned the Heartland facility to focus primarily on our herb business, exiting lower margin lettuce and floral product lines.  As a result, we experienced a positive contribution to our gross margin. We believe Edible Garden Heartland will continue to contribute to higher  gross margin over time. We expect lower cost of sales by growing, picking and shipping our products instead of working with a contract grower to grow those products. In addition to serving customers in the Midwest, the facility houses a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

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

On May 14, 2025, Edible Garden Sustainable Ventures LLC, our wholly owned subsidiary, entered into an asset purchase agreement (the “APA”) with us, NaturalShrimp Farms Inc. (“NaturalShrimp”) and Streeterville Capital, LLC (“Streeterville”) and completed the purchase of certain sustainable aquaculture assets (the “Assets”) located in Fort Dodge, Iowa. The total purchase price of the Assets was $12.0 million. As consideration for the purchase, the Company issued 12,000 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), at a stated value of $1,000 per share, to Streeterville as the sole shareholder of NaturalShrimp. The Assets primarily include certain: (i) machinery, vehicles, appliances, tools, equipment, computer hardware and owned software, furniture, leasehold improvements, and other tangible personal property, and replacement items therefor; (ii)  supplier lists and usable supplies and inventory on hand; and (iii)  intellectual and intangible property and confidential business information, including two innovative patents for environmentally friendly water treatment technologies, along with a fully operational shrimp farming facility located in Webster City, Iowa (the “Iowa Facility”). We intend to integrate the patented water treatment technology across our existing CEA operations, opening new possibilities for improving agricultural efficiency and sustainability along with enhancing our capabilities to meet or exceed statutory wastewater treatment requirements where we operate. We believe that this development aligns with our Zero-Waste Inspired® mission and enhances our vertically integrated model.

Products

We currently offer more than 140 stock keeping units (“SKUs”) and expect to further cross sell products across our supermarket partners to meet their demand. These products include:

•	40 types of individually potted, live herbs;
•	72 types of cut single-herb clamshells;
•	2 wheatgrass;
•	3 hydro basil;
•	12 vitamin and protein powder products sold under the Vitamin Whey and Kick.Sports Nutrition lines;
•	4 fermented hot sauces under our Pulp line;
•	3 chili oil products under our Pulp line; and
•	6 pickle products under our Pickle Party line.

The packaging we use for our produce leverages technology to reduce plastics, extend the shelf life of our products, and reduce retail shrink - all leading to a reduced carbon footprint by reducing waste. The packaging we use for our produce features bio-based (sugar cane) sleeves. Using this material, we are able to reduce our use of plastic in our business. Generally, retail shrink is a loss of inventory. For our supermarket customers, one source of this shrinkage is spoiled products, such as herbs that have been in packaging for so long that they become poor quality. We use herb bags that have micro-perforations that allow ethylene gas to escape from the product packaging. Ethylene gas accelerates spoilage of herbs and by allowing this gas to escape, we are able to extend the shelf life of the product while reducing the likelihood that our customers will experience retail shrink because they have to throw our products in the garbage. Using this technology, cilantro, for example, remains in good quality after 11 days, while it would be in poor quality after seven days in other packaging, according to the developer of this bag material. The CO2 laser perforation creates well-defined holes which allow for a controllable and consistent environment in the bag, while other typical bagged herbs are perforated with a cold needle, which produce inconsistent holes and, therefore, an uncontrollable atmosphere. Less product spoilage means less waste, and less shrinkage means that we will not have to produce as many herbs to achieve the same level of retail sales. Altogether, we should be able to produce less carbon and minimize the size of our carbon footprint by using these packaging innovations.

We have expanded our product line to include nutraceuticals and other food products as well as vitamins, plant and whey proteins, and other products utilizing next-generation plant ingredients grown and sourced using sustainable methods. Our protein powder is sold under the Vitamin Whey brand and is available in chocolate, vanilla, strawberry, and cookies n’ crème flavors, while our Vitamin Way collagen powder is available in chocolate and vanilla. Our Vitamin Way Shake product is organic & vegan plant-based, dairy-free and contains 20g of non-GMO, gluten-free, organic pea, brown rice & pumpkin proteins.

Customers

Our products are currently sold at over 5,000 supermarket stores and food distributors across the Northeast, Midwest and Mid-Atlantic regions of the country. Some of the supermarkets that sell our products include Walmart, Meijer, Wakefern, Ahold/Delhaize, Kroger, H-Mart, and King Kullen. We also serve a large number of food distributors. This market segment allows us greater penetration with smaller local and regional supermarkets and the food services business.

In February 2024, we entered into agreements with Meijer to supply and sell products to Meijer until December 2026 (the “Supply Agreements”). Under the Supply Agreements, we will sell (i) fresh cut herbs, including basil, bay leaves, chives, cilantro, dill, mint, oregano, rosemary, sage, thyme; (ii) hydroponic basil; and (iii) potted herbs, including basil, chives, cilantro, mint, oregano, parsley, rosemary, sage, thyme, wheatgrass; in quantities and delivery schedule requested by Meijer at prices per unit set in advance. Under the Supply Agreements, we and Meijer will renegotiate the prices for each unit annually, provided that the price per unit will not increase or decrease at a rate greater than the change in the relevant Consumer Price Index in that year. Once set, the pricing terms will remain fixed for the remainder of the year. Any price increase will take effect after sixty days and any price decrease will be effective immediately. If we and Meijer are unable to mutually agree on price increases, we will have the power to terminate the Supply Agreements immediately. Under the Supply Agreements, we agreed to fund the installation of fixtures in each of Meijer’s stores to display potted herbs in an aggregate amount estimated to be approximately $800 thousand. These payments will be made as a weekly deduction from our receivables from Meijer. The Supply Agreements will expire on December 31, 2026. The Supply Agreements may be renewed for an additional two-year term upon the mutual agreement but may be terminated by Meijer without cause upon sixty days’ prior notice.

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

Since inception, a few of our customers constitute a majority of our total revenue. For example, during the year ended December 31, 2025, we earned approximately 88.2% of our revenue from four customers (42.7% of which was attributed to sales made to one customer), and at December 31, 2025 approximately 73.7% of our gross outstanding trade receivables were attributed to five customers (38.0% of which was due from one customer). While we value our strong relationship with these major customers, we face the risk of losing a significant source of revenue if our major customers do not continue to purchase our products. If that were to occur and we were unable to replace the revenue by selling our products to additional customers, our ability to earn revenue would be significantly negatively impacted. Part of our growth strategy is to reduce this customer concentration by expanding our production capacity, which would allow us to sell our products to more supermarket partners.

Production and Properties

Our Edible Garden Prairie Hills facility in Webster City, Iowa encompasses more than 200,000 square feet of food-grade manufacturing space and is being transformed into a dedicated RTD beverage and clean nutrition manufacturing hub to support aseptic and ultra-filtered beverage production across protein, plant-based, dairy, and functional beverage categories. On March 4, 2026, we entered into two IOAs with Tetra Pak to initiate preliminary engineering, design, and equipment procurement activities for the Project. The first IOA (the "Processing IOA") covers processing equipment engineering and procurement, with payments totaling $3.2 million due in two equal installments creditable against a subsequent final supply agreement (the "Final Agreement"), and terminates automatically on or about April 30, 2026 if no Final Agreement has been executed. The second IOA (the "Packaging IOA") covers detailed design and reservation of long-lead packaging equipment with a non-refundable upfront payment equal to 20% of the anticipated total packaging equipment price, also creditable against a Final Agreement, and terminating automatically on May 19, 2026 if no Final Agreement has been executed.

No equipment will be delivered unless and until the parties execute a Final Agreement, and there is no assurance that a Final Agreement will be reached prior to the applicable IOA termination dates or at all. If no Final Agreement is executed, the Company may forfeit amounts paid under the non-refundable Packaging IOA and may owe Tetra Pak for costs incurred under the Processing IOA. The total capital requirements for the Project will be determined in the Final Agreement and are not yet committed. Phase 1 production is currently anticipated to begin in 2027, subject to Final Agreement execution, facility build-out completion, regulatory approvals, and availability of adequate capital.

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

Since January 1, 2025, we have grown or purchased products grown in the following locations and with the following potential growing capacity:

Location	Growing capacity	Operated by
Flagship Facility (Belvidere, New Jersey)	5 acres	Edible Garden
Edible Garden Heartland (Grand Rapids, Michigan)	5 acres	Edible Garden
Grand Rapids, Michigan	6 acres	Contract grower
Ojai, California	10+ acres	Contract grower

Order Process

If necessary, we rely on long-term relationships with contract growers to grow our herbs and produce but have no formal long-term contracts with these growers. We classify our relationships with growers as “long term” because of the length of the personal working relationship between members of our management team and the growers. In some cases, these relationships began more than five years ago. While the personal relationships are long term, we typically do not have formal written contracts with these growers. Instead, we and the growers use purchase orders to transact business. Our growing relationships require our produce to be grown in strict accordance with our proprietary growing process and to our specifications but otherwise leaves control over the growing process to the contract growers.

We use our GreenThumb software to analyze year-over-year and trending sales data to develop customer-specific and aggregate product-specific forecasts. Each week, we provide our contract growers with an estimated forecast that the grower can use to determine the quantity of herbs or produce it will sow. We use the same forecasts to determine what products to grow in the facility in Belvidere, New Jersey and the Heartland Facility. The quantity of products sown will later be used to fill a purchase order. The forecast precedes any purchase order from us or the customer because the products take time to grow, and customers in the industry adjust their orders frequently to attempt to meet demand without excess perishable inventory.

We typically receive purchase orders from our customers one to two weeks prior to harvesting the products. If we are using a contract grower, we then submit a purchase order to the grower to fulfill the order and choose the grower based on the proximity of the contract grower to the specific customer and the grower’s ability to fulfill the order. The contract grower is not obligated to accept any orders, or any certain minimum order, that we submit to the grower. The contract grower bears the inventory risk and risk of loss during the growing process. We take title of the produce after inspection has been made in accordance with the specifications agreed to by both parties. However, the contract grower is responsible for any customer rejections of products upon final delivery, and we do not pay the contract grower for products that are rejected by our customers. We pay the contract growers based on the number of products grown and accepted by the customer, and we are not otherwise financially obligated to the contract grower. Although it is not our practice to do so, we can terminate the purchase orders we submit to contract growers at any time and for any reason.

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

Construction began on the packhouse at the New Jersey facility prior to our inception. Our predecessor company paid to build a foundation and construct the prefabricated building for the packhouse. Although the packhouse building is standing and the exterior is complete, it requires utilities and other improvements before we can use the building for our business. We anticipate investing $1.1 million in capital expenditures to add utilities such as HVAC and electrical service, and a septic system to complete the packhouse. To date, we have paid $410 thousand towards the construction of the packhouse. Whitetown Realty, LLC (the “Landlord”), is aware of the construction of the packhouse. We do not anticipate construction on the packhouse will impact our ability to operate the property. We anticipate completion of the current construction of the packhouse to be completed by the fall of 2026.

We source the raw materials for production from multiple suppliers, including Ball Horticulture, Fidelity Paper & Supply, Coastal Container, Gristmill, Griffin Supplies, East Jordan Plastics, Caney Forks Farm, Jacobs Del Cabo and Sun Gro Horticulture, and expect that those supplies will continue to be available for our use.

Heartland Facility in Grand Rapids, Michigan

On August 30, 2022, through the Michigan Subsidiary, we acquired a five-acre greenhouse facility in Grand Rapids, Michigan, which operates as Edible Garden Heartland. During the year ended December 31, 2023, Edible Garden Heartland transitioned to growing our herb products, adding five acres of directly controlled growing capacity to our operations. In 2025, we maintained the facility at 60% of growing capacity In addition to serving customers in the Midwest, the facility will house a research and development center focused on improving existing products, developing new products, innovations in plant-based protein and nutraceuticals, and applying advanced agricultural technologies.

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

Our non-perishable consumer product portfolio, which includes shelf-stable items such as vitamins, protein powders, sports nutrition products, fermented sauces, and other value-added offerings, is distributed through a complementary model that leverages third-party co-manufacturers. Under this model, finished goods are manufactured to the Company's specifications and shipped directly from co-manufacturer facilities to our retail partners' distribution centers and, where applicable, fulfilled directly to end consumers through e-commerce channels. This drop-ship fulfillment structure allows us to service our existing retail network with a broader assortment of higher-margin, shelf-stable products without requiring incremental investment in cold-chain logistics infrastructure. We believe this approach enhances the productivity of our existing customer relationships by enabling us to capture a greater share of shelf space and consumer wallet across product categories beyond fresh produce.

In addition to our fresh herb portfolio, we distribute a growing range of shelf-stable and refrigerated consumer packaged goods brands through both retail and e-commerce channels. Our Pulp® fermented gourmet sauces, Pickle Party™ fresh fermented pickles and krauts, and Squeezables™ shelf-stable herb paste products are distributed through grocery retail partners. Our Kick.™ Sports Nutrition and Vitamin Way®/Vitamin Whey® nutraceutical and protein products are available through retailers, e-commerce platforms and internationally through PriceSmart warehouse clubs. Unlike our perishable herb products, these shelf-stable and ambient-distributed products are fulfilled through third-party co-manufacturers and logistics partners rather than our own fleet.

We hold our transportation-related assets and manage the distribution of our products through our wholly-owned subsidiary, EG Transportation, LLC. This entity owns and leases the delivery vehicles we use to distribute products and holds the liability insurance needed for the transportation aspects of our business. As of December 31, 2025, we have 13 delivery vehicles and less than 10 drivers.

Competition

The U.S. fruits and vegetable markets are highly competitive. Our main competitors are Gotham Greens, Bright Farms, 80 Acres Farms Gehl Food & Beverage, Niagara Bottling and Post Consumer Brands. Many of these companies may have significantly greater financial, technical, marketing and distribution resources, as well as greater experience in the industry than we have. Our services may not be competitive with their services. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. However, we believe the following elements will give us a competitive advantage in the rapidly growing CEA category:

Customer Relationships and Brand. Our herb product portfolio is sold through our supermarket partners including Walmart, Target, Meijer, Hannaford, Ahold/Delhaize, Kroger, PriceSmart, Wakefern Food Corporation/ShopRite, King Kullen, D’Agostino’s,  H-Mart and food distributors. These key partners make up the majority of our revenue. We believe that we will continue to capture more opportunities with these partners as we expand our business and product offering. We also utilize an efficient marketing mix of social media, in-store signage and premium shelf positioning to drive consumer awareness and reinforce purchases. In addition, we utilize our patented Self-Watering Displays to drive awareness and deliver superior products to our customers consistent with our Zero-Waste Inspired® mission.

Value Proposition. We are part of repositioning the way food is grown, packaged and distributed. We believe this is the next generation of farming that is good for people and our planet. We believe scaling our grow operations in a fully controlled environment will result in a higher optimization on yields together with freshness, taste and texture. In addition, our proposition focuses on an intelligent, common-sense approach to growing more with less resources. Our Zero Waste Inspired approach is in everything we do - from innovative recyclable packaging across our product portfolio and enterprise, using less water, electricity and land, integrated pest management and less road miles. Simply Local Simply Fresh delivers all of this together with our local farming partners with an accessible, traceable, organic product at a competitive price.

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

Industry Overview

Traditional Outdoor Agriculture. The traditional agriculture industry in the United States consists primarily of field crop farms. According to the USDA, the United States had more than 300 million planted acres of farmland in 2025. Over the last few decades, the acreage has shifted and consolidated to larger and larger farms. Today, large-scale family farms make up just 3 percent of farms in the United States and 42 percent of overall production. Production of produce is also regionalized.

This large farm concentration leads to long, complex distribution chains, with some produce traveling thousands of miles over several days before reaching store shelves. With the environmental and social macrotrends mentioned herein, we believe traditional field farming is also less prepared to support a growing world population, due to its reliance on large amounts of land and water, both of which are becoming scarcer and less available for food production. We also believe consumer trends continue to want to know where their food comes from together with traceability and food safety (food pathogens - listeria and salmonella) are becoming more important to all business partners and consumers.

Traditional Greenhouse Operators and Controlled Environment Agriculture (CEA). CEA has gained market share in recent decades as an alternative source of food production. This consists of both greenhouse operating companies and more high-tech greenhouses selling to retailers and grocery stores throughout the country. Despite growth in select crops, greenhouses have not been able to take meaningful market share from traditional field farms in the United States until now. This is a function of shifting consumer trends together with the realization that the planet has finite natural resources. Overall consumer behavior is shifting away from commoditized produce as they associate consumer branded produce as sustainable, safe, and organic all year long that is good for them and the social fabric of our planet. That’s why we believe as a market innovator we can continue to capture market share and brand awareness.

Growth Strategy

Our growth strategy focuses on expanding our vertically integrated clean-label food and nutrition platform by leveraging controlled-environment agriculture, product innovation, and scalable manufacturing capabilities. We are expanding beyond fresh produce into higher-margin value-added categories, including functional foods, dietary supplements, and RTD beverages, which may provide opportunities for improved margins, longer shelf life, and broader distribution channels. In 2026, we announced plans to develop a ready-to-drink beverage manufacturing platform at our Midwest facility in Iowa. The facility includes more than 200,000 square feet of food-grade manufacturing and warehousing infrastructure and is intended to support aseptic beverage processing and packaging across protein, plant-based, dairy, and functional beverage categories. Phase-one production is currently expected to begin in 2027; however, the timing and scale of production will depend on several factors, including equipment installation, regulatory approvals, supply chain conditions, and capital availability.

Our strategy is supported by our Farm-to-Formula® platform, which integrates controlled-environment agriculture, ingredient traceability, formulation, and product manufacturing to develop differentiated clean-label products while improving supply chain efficiency and transparency. We also continue to implement our Zero-Waste Inspired® operating framework, which focuses on resource efficiency, waste reduction, and supply chain optimization. In addition, we intend to expand distribution through national and regional grocery retailers, pursue strategic partnerships and potential co-manufacturing relationships supported by our planned RTD manufacturing capabilities, and continue investing in research and product development to support innovation in clean-label food and functional nutrition products. The success and timing of these initiatives will depend on a variety of factors, including market conditions, consumer acceptance, competitive dynamics, and our ability to successfully develop and scale our manufacturing capabilities.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect our proprietary rights, which are primarily our inventions, brand names, marks, and proprietary pods and seeds. Edible Garden’s proprietary GreenThumb 2.0 software—protected by U.S. Patents US 11,158,006 B1, US 11,410,249 B2, and US 11,830,088 B2—optimizes vertical and traditional greenhouse growing conditions while aiming to reduce food miles. Its patented Self-Watering display (U.S. Patent No. D1,010,365) is designed to extend plant shelf life and elevate in-store presentation. In addition to its core CEA operations, Edible Garden owns three patents in advanced aquaculture technologies: a closed-loop shrimp farming system (US 6,615,767 B1), a modular recirculating aquaculture setup with automated water treatment and feeding (US 10,163,199 B2), and a sensor-driven ammonia control method utilizing electrolytic chlorine generation (US 11,297,809 B1). The issued patents are expected to remain in force until November 2040, provided that all required maintenance fees are paid.

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

In addition, we are conducting research and development activities in support of our RTD beverage platform at our Midwest facility. RTD product development efforts are focused on clean-label, shelf-stable formulations across protein, functional beverage, and GLP-1 supportive nutritional categories, including products intended for commercialization under our Kick. Sports Nutrition brand. Development activities currently include product formulation, stability testing, and production qualification in advance of expected commercial production. The RTD platform is being developed in conjunction with Tetra Pak, which is providing processing and aseptic packaging integration services at the facility. We believe this initiative, if successfully executed, will expand our addressable market and support our strategic transition toward higher-margin, shelf-stable product categories.

Our Sustainability Plan - Renew, Reuse, Recycle & Innovate

Our operations are environmentally conscious. We operate our CEA greenhouse facilities with the goal of being a good steward of nature. With our closed loop systems, we recapture and recycle water into our growing process. We use integrated pest management instead of traditional pesticides in our Flagship Facility, Edible Garden Heartland and all contracted grow facilities. In vertical grow systems, we are able to grow more herbs per square foot than legacy farms. Our GreenThumb software allows us to be more efficient in our packing and shipping process with the goal of reducing excess emissions of greenhouse gases and carbon that would result from more trucks transporting our products. The packaging we use is intended to reduce food spoilage and food waste while utilizing bio-based materials, leading to a reduction of plastics in the packaging. In the future, we intend for our greenhouses to take advantage of areas with renewable energy alternatives such as solar, wind, and hydro together with suppliers that support greenhouse gas-free electricity generation, when available. We plan to continue to deliver innovation in the products we use for our packaging and potting, further eliminating plastics from our products with recycled, biodegradable packaging. We continually try to find partners who share our vision and commitment to sustainability. Although we ultimately rely on our partners to maximize their efficiencies, we drive reductions in overall carbon emissions and food miles by growing and delivering from facilities that are as close to our supermarket partners’ distribution centers as possible. We are working to help those partners who are not currently pursuing sustainability goals to move in that direction by raising awareness and providing information and guidance.

2025 Sustainability, Waste Reduction and Carbon Emission Avoidance

The following measures demonstrate Edible Garden’s ongoing commitment to sustainability, waste reduction and carbon neutrality for 2025:

1. Avoided 412,537 miles of conventional refrigerated truck miles by co-loading orders and backhauling supplies

a. Avoided emissions of 142 passenger cars

b. Reduced our diesel fuel demand by 30,734.23 gallons

c. Conserved around 694 barrels of crude oil

2. Recycled 70.1 metric tons of mixed recyclables including mixed plastics paper, corrugate containers, glass and other mixed recyclables.

3. Reduced use of virgin packaging material with 1206.29 metric tons of polypropylene (PP) post-consumer recycled content.

a. All hydro basil products are sold in compostable cups

b. All sleeves used in both Edible Garden facilities are post-consumer recycled in all curbside collections

c. All pots used in 2025 were made from recycled PP. This is post-consumer recyclable as well.

4. Recycled 1,890,000 gallons of water across both Edible Garden facilities. 95% water reuse in our Grand Rapids location – 75% at our Belvidere location.

5. Reduced food waste by 167.24 metric tons through donations to local food banks and streamlining operations and using excess grown product as cut-clamshell products. This also reduced the need to also source fresh organic produce from other suppliers.

6. Reduced the overall need for pesticide applications by 34% in 2025.

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

Corporate History and Structure

Our business is a successor business of a subsidiary of Terra Tech Corp. (previously known as Unrivaled Brands, Inc., now known as Blum Holdings, Inc.) (“Terra Tech”). We purchased substantially all of the assets of Edible Garden Corp., a subsidiary of Terra Tech, from Terra Tech as of March 30, 2020. Our company was incorporated on March 28, 2020 in the State of Wyoming as Edible Garden Inc. We subsequently changed our name to Edible Garden AG Incorporated on July 20, 2020, and we effected a stock split of 20 for 1 as of October 14, 2020. Effective July 7, 2021, our parent company, Edible Garden Holdings Inc., merged with and into us with us as the surviving entity. We converted into a Delaware corporation effective July 12, 2021. On September 8, 2021, we effected an additional forward stock split of 20 for 1. On January 26, 2023, we effected a reverse stock split of 1 for 30, on April 5, 2024, we effected a reverse stock split of 1 for 20, on March 3, 2025, we effected a reverse stock split of 1 for 25, and on February 3, 2026, we effected a reverse stock split of 1 for 10. As of December 31, 2025, we had 95 employees, of which 94 were full-time employees.

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

Item 1A. RISK FACTORS

The following disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company, our future performance and our securities in the future, or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Furthermore, the risks and uncertainties described below are not the only risks facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified and believe at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition could suffer, and the price of our stock could decline and you may lose all or part of your investment. You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K..

Risks Related to Our Business

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since our inception. We experienced net losses of approximately $17.3 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively. We expect our capital and operational expenses to remain at historical levels as a percent of revenue in the future due to the development of an RTD beverage manufacturing facility, sales and marketing investments, packhouse construction costs, costs to continue our growth strategy, and general and administrative costs. Therefore, our operating losses will continue through the near term. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the relationship. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the second quarter of 2026 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $11.8 million and $8.5 million for the years ended December 31, 2025 and 2024, respectively.

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

In accordance with accounting guidance, we estimated the value of the equipment and leasehold improvements that we acquired at the time of acquisition, and management is required to analyze whether impairment may exist for our assets. When impairment triggers are deemed to exist for assets, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. In the past, we have had to record impairment charges that have negatively impacted our net income. If future impairment charges are significant, our reported operating results would be adversely affected.

We are a relatively smaller company than many of our competitors, which makes it difficult to execute our strategy and achieve our growth objectives.

As a smaller company, our scale, resources and market presence are more limited than many of our competitors. These limitations may increase the risks and uncertainties we face as we work to grow and expand our operations. We have encountered, and will continue to encounter, challenges commonly experienced by smaller companies in competitive and rapidly evolving industries, including those related to:

•	building market acceptance of our current and future products and services;
•	competing effectively with larger competitors that may have greater financial, technical and operational resources;
•	competing with other companies offering similar products and services;
•	effectively building brand awareness, marketing our products and services and attracting new customers;
•	managing the amount and timing of expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;
•	controlling costs, including our expenses;
•	managing organic growth and growth through acquisitions;
•	changing regulatory environments and costs associated with compliance; and
•	adapting to general economic conditions and events.

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

During the year ended December 31, 2025, 88.2% of our total revenue was attributed to five customers (42.7% of which was attributed to sales to one customer). During the year ended December 31, 2024, 82.0% of our total revenue was attributed to four customers (44.0% of which was attributed to sales to one customer). At December 31, 2025, approximately 73.7% of our gross outstanding trade receivables were attributed to five customers (38.0% of which was due from one customer).  At December 31, 2024, approximately 87.5% of our gross outstanding trade receivables were attributed to five customers (45.6% of which was due from one customer). These customers generally do not enter into long-term contracts. Although we entered into the Supply Agreements, which provide for a three-year term expiring December 31, 2026, Meijer may terminate the Supply Agreements without cause upon 60 days’ notice. We face risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenue and results of operations. If these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

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

We may implement new lines of business, such as RTD beverages or offer new products and services within existing lines of business.

We may implement new lines of business at any time. For example, in 2026, we announced plans to develop an RTD beverage manufacturing platform at the Iowa Facility. The facility includes more than 200,000 square feet of food-grade manufacturing and warehousing infrastructure and is intended to support aseptic beverage processing and packaging across protein, plant-based, dairy, and functional beverage categories..

There are substantial risks and uncertainties associated with these efforts, particularly in instances where we have limited experience with the new lines of business or products or the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time, money and other resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, be subject to cost increases, default on obligations to contractual counterparties or harm our brand’s reputation. As a result, our business, financial condition or results of operations may be adversely affected.

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

Our products are vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified by the ongoing global climate change. Severe weather conditions have and are expected to continue and could adversely affect our supply of one or more fresh produce items and components of our packaged products, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When severe weather, wildfires, natural disasters, and other adverse environmental conditions (i) destroy products planted in our greenhouses or our contract growers’ greenhouses or (ii) prevent us from distributing these products on a timely basis, we may lose our investment in those products and/or our costs of purchased products may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of contract growers, or when it endangers one of our products.

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

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets, particularly if food costs increase more quickly than wages in an inflationary environment. Economic uncertainty could also result in changing consumer preferences and could reduce the demand for our products. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some products, which could then lower revenue and profitability. In addition to the economic factors listed above, global events such as the Ukraine-Russia war, the Israel-Hamas war, the U.S. military’s intervention in Venezuela, and the conflicts among the U.S., Israel and Iran, or any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, including energy prices, and other economic factors in the U.S. and other countries in which we operate can increase our cost of sales and operating, selling, general and administrative expenses and otherwise materially adversely affect our operations and operating results.

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

Additionally, we are subject to regional economic volatilities since our potential growing capacity and production facilities are located in a few areas, including Belvidere, New Jersey; Grand Rapids, Michigan; Ojai, California and Webster City, Iowa. Our use of hydroponic farming requires that it rely on local disease-free water sources and growing materials. Accordingly, any change in the availability of these local raw materials could adversely affect our operating results.

Because our business is concentrated on a limited set of products, we are vulnerable to changes in consumer preferences and changes in economic conditions affecting disposable income that could harm our financial results.

Our business has limited diversification and consists primarily of growing, shipping and selling fresh herbs, along with plant-based protein, sports nutrition, a line of gourmet sauces, pickles, chili-based products, and squeezable herbs. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to anticipate shifts in consumers’ tastes and preferences. Any future shifts in consumer preferences away from the consumption of these products, including demand for our RTD beverages, would also have a material adverse effect on our results of operations. Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions as may be affected by geopolitical events, political instability, tariffs, trade restrictions, unseasonable weather, pandemics and other public health emergencies, as well as other factors that are outside of our control. Discretionary purchases may decline during recessionary periods or at other times when disposable income is lower, such as during highly inflationary periods. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

If we are unable to attract, train and retain qualified personnel, we may not be able to effectively execute our business strategy.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including our management, sales and marketing, operational, transportation, finance and administration personnel. For example, we currently are hiring for skilled plant workers to launch our RTD plant. We do not know whether we will be able to hire sufficiently skilled workers with specific experience for these positions to meet our production goals or, if hired, retain all of these personnel as we continue to pursue our business strategy. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

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

If we fail to accurately assess and successfully integrate any recent or future acquisitions such as the assets acquired in Fort Dodge, Iowa, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and increased losses. Successful integration involves many challenges, including:

•	adapting acquired assets to contribute to new business lines, like the Project;
•	the difficulty of integrating acquired operations and personnel with our existing operations;
•	the difficulty of operating a business in new geographies and addressing the particular economic, political and regulatory risks associated with specific countries;
•	the difficulty of developing, manufacturing, and marketing new products and services;
•	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
•	integrating the acquired company’s accounting and other administrative systems into ours;
•	currency and regulatory risks associated with operations in foreign countries;
•	in some cases, our exposure to unforeseen liabilities of acquired companies; and
•	the loss of key employees of an acquired business operation.

In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:

•	contingent consideration payments;
•	the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
•	transaction bonuses to management;
•	charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
•	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.

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

As a growing company, we may implement new lines of business at any time. For example, in the first quarter of 2023, we launched a line of gourmet sauces and chili-based products to expand our reach into supermarkets. In 2024, we launched two additional lines: Pickle Party, a line of fresh and fermented pickles to augment our condiment line and Kick. Sports Nutrition, a cleaner label, better for you nutraceutical line.

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

Our business and operating results rely on effective quality control.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our and our service providers’ quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by potential design flaws, the quality of training programs, and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhered to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

Our products may be subject to recalls.

Manufacturers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have procedures for testing our products, there can be no assurance that any quality, potency, or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for products and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Additionally, product recalls may lead to increased scrutiny of our operations by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are subject to risk of product contamination and product liability claims.

The sales of our products involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, production, packing, storage, handling or transportation phases. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters which could significantly increase our expenses. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image, which could significantly harm our business.

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

Our indebtedness and the rights of our Series B Preferred Stock could have important consequences to you.

 Our indebtedness and the rights of our Series B Preferred Stock could have important consequences to you. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
•

require us to dedicate a portion of our cash flow from operations to payments on our debt or preferred returns for the Series B holder, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately fewer obligations to shareholders or less debt and greater financial resources.

The promissory note issued in connection with our purchase of Edible Garden Heartland is secured by a mortgage on Edible Garden Heartland and a security interest in the assets at Edible Garden Heartland. In addition, the balance under a secured promissory note with Avondale Capital LLC is collateralized by our cash and cash equivalents, accounts receivable and all other receivables. If we were to default on our obligations under these loans and arrangements, the counterparties would have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. If we are unable to raise additional capital or improve our ability to generate cash from operating activities, we may not have sufficient cash on hand or available liquidity that can be utilized to meet our debt service and other obligations when they become due. If we were to default on our obligations under these loans and arrangements, the secured counterparties would have the right to our assets. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our stockholders could lose all or a part of their investment in us.

Risks Related to Our Industry

Failure to obtain necessary permits or otherwise comply with USDA and FDA regulations and requirements could result in a ban or temporary suspension of our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business.

As a producer and distributor of food products, we are subject to laws and regulations in the jurisdictions where our facilities are located and where our products are distributed. In particular, we are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act in 2011 (the “FSM Act”), which is enforced by the FDA. The FDA has the authority to regulate the growing, harvesting manufacture, including composition and ingredients, processing, labeling, packaging import, distribution and marketing and safety of food in the United States. The FSM Act significantly enhances the FDA’s authority over various aspects of food regulation. For example, the FSM Act granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. While the FDA has been active in implementing the requirements of the FSM Act through issuance of regulations designed to result in a reduction of the risk of contamination in food manufacturing, the full impact of the FSM Act is not yet known, and we cannot assure you that it will not materially impact our business. Regulatory agencies in other jurisdictions have similar authority to address the risk of contamination or adulteration, and to require that contaminated products be removed from the market. The failure to comply with these laws and regulations in any jurisdiction, or to obtain required approvals, could result in a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus could materially adversely affect our business and operating results. In addition, the United States Department of Agriculture (the “USDA”), regulates the import and export of certain fruits and vegetables into and from the United States, and the USDA also imposes growing, manufacturing and certification requirements for certain products labeled with organic claims. Failure to obtain necessary permits or otherwise comply with USDA regulations and requirements could result in a ban or temporary suspension of our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business.

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

Earnings may be affected by seasonal factors, including the availability, quality, and price of raw materials, the timing and effects of ripening and perishability, the ability to process perishable raw materials in a timely manner, the leveraging of certain fixed overhead costs during off-season months, and the slight impacts on consumer demand based on seasonal and holiday timing. Because some of our products are grown, the expenses incurred to meet consumer demand are often incurred in advance of the revenue earned by selling herbs. For example, in our New Jersey facility, we begin sowing our longest-growing crop 13 to 14 weeks in advance of delivery. The impact of seasonal demand and the sales cycle for our products may cause our results to vary from quarter to quarter, which may make an investment in us less attractive to some investors.

Increases in commodity or raw product input costs, such as fuel and packaging materials, could increase costs significantly.

Our costs are determined in part by the prices of fuel and packaging materials. We may be adversely affected if sufficient quantities of these materials are not available. In addition, any significant increase in the cost of these items could also materially and adversely affect our operating results. Specifically, we require significant quantities of fuel for our delivery vehicles and thus are exposed to the risks associated with fluctuations in the price for fuel. The price and supply of fuel can fluctuate significantly based on international, political, and economic circumstances, such as the Ukraine-Russia war, the Israel-Hamas war, the U.S. military’s intervention in Venezuela, and the conflicts among the U.S., Israel and Iran, as well as other factors outside of our control. If we are unable to manage the potential volatility in these input costs, our operations and financial results may be adversely affected.

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

The indoor agriculture industry and the consumer packaged goods industry are highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to more easily adapt their existing operations to our line of business. Our competitors may also introduce new and improved products. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target market. Our ability to compete depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales will decrease. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting or are unable to introduce new and improved products to satisfy those preferences, our sales will decrease. If we fail to develop products in more profitable categories, we could fail to expand margins. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenue and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

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

Any financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock, which may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. For example, the Series B Preferred Stock earns a preferred return on the stated value of the preferred stock, is ranked senior to the common stock with regard to dividends, distributions, and payments upon our dissolution, liquidation, or winding up, and is required to consent to certain corporate actions, such as: (i) granting of shares of Series B Preferred Stock to anyone other than Streeterville; (ii) increasing the authorized shares of our common stock or preferred stock; (iii) making any Restricted Issuance (as defined in the Certificate of Designation for the Series B Preferred Stock); (iv) entering into any agreement or commitment to, create, authorize, or issue any class of preferred stock that is equal to or senior in liquidation preference to the Series B Preferred Stock; (v) consummating a Fundamental Transaction (as defined in the Certificate of Designation for the Series B Preferred Stock) or entering into an agreement to consummate a Fundamental Transaction; and (vi) entering into any agreement or commitment to, dispose of any assets or operations that comprise more than 25% of our consolidated revenue or total assets.If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our common stock and you may lose all or part of your investment.

 Provisions in our certificate of incorporation, bylaws, and outstanding equity-linked securities could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our certificate of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. For example, our certificate of incorporation authorizes our Board, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. In addition, provisions of certain of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. Further, pursuant to the Certificate of Designation for the Series B Preferred Stock, we are prohibited from entering into a Fundamental Transaction (as defined in the Certificate of Designation for the Series B Preferred Stock) or entering into any agreement to dispose of any assets or operations that comprise more than 25% of our consolidated revenue or total assets without the consent of the holder of the Series B Preferred Stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

General economic conditions and other economic factors in one or more of the markets we serve may adversely affect our financial performance. Higher interest rates, increased costs for utilities, increased shipping costs, inflation, deflation, higher levels of unemployment, decreases in gross domestic product and consumer disposable income, higher tax rates, imposition of new taxes or other changes in tax laws, the imposition of import restrictions, tariffs, or overall economic slowdown or recession and other economic factors in the U.S. could adversely affect consumer demand for the products we sell, adversely affecting our net sales, growth rates, or operating income.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed and contemplated for importing goods from key international supply chain locations have significantly increased. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum and fertilizer. The prices for these raw materials fluctuate depending on market conditions, the impact of tariffs, geopolitical events or conflicts, and global demand for these materials, and increased prices could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, food safety, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. In addition, we may be subject to regulatory actions. The cost to defend such litigation or regulatory action may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

Our internal control over financial reporting has inherent limitations, and even effective controls may not prevent or detect all errors or instances of fraud.

We maintain a system of internal control over financial reporting designed to provide reasonable assurance regarding the accuracy and reliability of our financial statements. However, internal controls have inherent limitations, including the possibility of human error, judgment lapses, and resource constraints. Additionally, controls may be circumvented through collusion or by individuals acting outside established procedures. As a result, we cannot guarantee that our internal controls will prevent or detect all misstatements, whether due to error or fraud.

If our internal control over financial reporting fails to operate effectively, we could experience errors in our financial statements, delays in financial reporting, or the need to restate previously issued financial information. Any such outcomes could harm our reputation, result in regulatory scrutiny, or negatively affect investor confidence in our company

The price of our stock is volatile, and you could lose all or part of your investment.

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

The trading market for our common stock is influenced by research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, our stock and warrant prices would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock and warrant prices or trading volume to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cyber Security Governance

Oversight of cybersecurity infrastructure is managed by members of our management team, including our Chief Executive Officer and Interim Chief Financial Officer. Management works in tandem with a third-party service provider (the “Service Provider”) who routinely reviews and updates our antivirus and antimalware software, monitors our intrusion detection system and intrusion protection system and reviews and cleans our corporate email system. Other than engaging the Service Provider, given our overall risk profile, the Board has had limited involvement with our cybersecurity risk management. The management team, with support from the Service Provider, would raise any significant cybersecurity risks with the Board.

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

Item 2. PROPERTIES

We own Edible Garden Heartland, a 5-acre greenhouse location in Grand Rapids, Michigan, through the Michigan Subsidiary. We own Edible Garden Heartland subject to a mortgage on Edible Garden Heartland and a security interest in the assets owned by the Michigan Subsidiary that secure a promissory note with a principal amount of $1.1 million issued by the Michigan Subsidiary to NJD Investments, LLC. We guaranteed the Michigan Subsidiary’s obligation to repay the amounts due under the mortgage on Edible Garden Heartland.

We operate our Flagship Facility, a 5-acre greenhouse location in Belvidere, New Jersey. On October 1, 2024, we acquired Edible Garden Corp. (“EGC”) from Unrivaled Brands, Inc., our former parent company, for the nominal price of $1.00. At our inception, we acquired substantially all of the assets of EGC from Unrivaled Brands, Inc., except for the lease agreement between EGC and the Landlord, made as of December 30, 2014 (the “Lease Agreement”), as amended by a lease extension agreement between EGC and the Landlord dated September 10, 2019 (the “Lease Extension,” together with the Lease Agreement, the “Lease”), for a 5-acre greenhouse location in Belvidere, New Jersey. As a result, prior to October 1, 2024, we operated the New Jersey property through an informal arrangement with EGC in which the Company effectively rented the property on a month-to-month basis with no set term. On October 1, 2024, upon the closing of its acquisition of EGC, we assumed the Lease and became subject to its terms. The Lease has a term that commenced on January 1, 2015 and ends on December 31, 2029. Under the terms of the Lease, we paid the Landlord a monthly lease payment of approximately $23 thousand in 2025.

In May 2025, we entered into a lease agreement with Iowa Shrimp Holdings, LLC, an affiliate of NaturalShrimp and Streeterville, for the Iowa Facility. The facility includes more than 200,000 square feet of food-grade manufacturing and warehousing infrastructure and is intended to support aseptic beverage processing and packaging across protein, plant-based, dairy, and functional beverage categories. Under the terms of the lease for the Iowa Facility, the initial term of the lease is for twelve months (the “Initial Term”). We may extend the term of the lease by an additional twelve months (the “First Renewal Term”) provided that (i) we are in compliance with the terms of the lease in all material respects; and (ii) the aggregate value of the Series B Preferred Stock either redeemed by us or exchanged for shares of our common stock during the Initial Term is not less than $2 million. Further, we may extend the term of the lease by an additional twelve months (the “Second Renewal Term”) provided that (i) we are in compliance with the terms of the lease in all material respects; and (ii) the aggregate value of the Series B Preferred Stock either redeemed by us or exchanged for shares of our common stock during the First Renewal Term is not less than $3 million. Finaly, we, with the consent of Iowa Shrimp Holdings, LLC, may extend the term of the lease by additional twelve month periods provided that (i) we have already completed the First Renewal Term and Second Renewal Term; (ii) we, at the time of any renewal, are in compliance with the terms of the lease in all material respects; and (iii) the aggregate value of the Series B Preferred Stock either redeemed by us or exchanged for shares of our common stock is not less than $4 million during each of the Second Renewal Term and any successive twelve calendar month term.

Under the terms of the lease for the Iowa Facility, we pay a monthly lease payment of $1.00 to Iowa Shrimp Holdings, LLC for the Initial Term. If we are considered a holdover tenant after the expiration of the Initial Term or any renewal term with the prior written consent of Iowa Shrimp Holdings, LLC, the tenancy will be construed as month to month, except that rent shall be increased to an amount equal to (i) $15 thousand per calendar month if the holdover tenancy occurs between the first anniversary and second anniversary of May 14, 2025, (ii) $23 thousand per calendar month if the holdover tenancy occurs between the second anniversary and third anniversary of May 14, 2025, or (iii) $30 thousand per calendar month if the holdover tenancy occurs after the third anniversary of May 14, 2025, plus, and in addition to the rent, all other sums of money due and payable by us to Iowa Shrimp Holdings, LLC under the lease.

We continue to experience significant unit growth across key segments, including fresh-cut clamshell herbs. In response to this demand, we have increased our investment in processing and packaging equipment and expect to continue making such investments to support ongoing growth, at Edible Garden Heartland, our Flagship Facility, and with our contract growers, as described above in Part I, Item 1 “Business,” under the heading “Potential Growing Capacity.”

Our non-perishable product portfolio, including shelf-stable nutraceuticals, protein powders, sports nutrition products, and fermented and value-added consumer goods, is sourced through established co-manufacturing partners with sufficient production capacity to meet existing and anticipated near-term demand. The Company believes its co-manufacturing arrangements provide adequate flexibility to scale production in line with demand without requiring near-term capital investment in additional manufacturing infrastructure for these product lines.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 (the “common stock”), is listed on the Nasdaq Capital Market under the symbol “EDBL”. As of March 6 2026, we had 16 stockholders of record. The actual number of stockholders is considerably greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2025. In addition, please refer to the discussion of our business contained in Part I, Item 1 of this Annual Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

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

We focus our efforts on producing our herbs in a sustainable manner that will reduce consumption of natural resources, by recycling water in our closed loop system and using LED lights instead of conventional lightbulbs to accelerate crop growth and yield, when necessary. In addition, the inventory management component of GreenThumb allows us to manage inventory levels, order quantities and fill rates while maximizing truck loads. This means that we are better able to control shipping our products in full truck loads and retailer backhaul programs, thus eliminating multiple deliveries and decreasing the excess emission of greenhouse gases that would result from many partially full trucks delivering our products. Together, these elements of our production and distribution process are intended to reduce our carbon footprint, or the total amount of greenhouse gases that are generated by our actions, as compared with a legacy farm business.

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

RECENT DEVELOPMENTS

Interim Order Agreements with Tetra Pak

On March 4, 2026, we entered into two Interim Order Agreements (the “IOAs”) with Tetra Pak Inc. (“Tetra Pak”).

One of the IOAs (the “Processing IOA”) relates to the initiation of engineering services and preliminary procurement activities in connection with processing equipment for our anticipated production project at the Iowa Facility (the “Project”). Under the Processing IOA, Tetra Pak has agreed to perform certain preliminary engineering, design and procurement-related services intended to allow the parties to proceed with the Project while they negotiate a final supply agreement (the “Final Agreement”).

The aggregate price for the services under the Processing IOA is payable by the Company in two equal installments, with an initial payment of $1.6million due within 30 days of invoice and the second installment of $1.6 million due 30 days thereafter. If the parties enter into a Final Agreement, amounts paid under the Processing IOA will be credited against amounts payable under the Final Agreement.

The Processing IOA will terminate automatically upon the earlier of (i) execution of a Final Agreement or (ii) April 29, 2026, unless earlier terminated by the Company. If the Processing IOA expires or is terminated without a Final Agreement being executed, Tetra Pak is generally required to cancel any equipment orders placed pursuant to the Processing IOA, subject to our obligation to pay for services performed and certain costs incurred prior to termination.

The second IOA (the “Packaging IOA”) relates to the initiation of engineering services and preliminary procurement activities in connection with packaging for the Project. The Packaging IOA provides for the commencement of detailed design work and the reservation or ordering of certain long‑lead equipment items while the parties continue to negotiate a Final Agreement governing the full scope of equipment supply.

The aggregate price for the services under the Packaging IOA of $2.0 million is payable by the Company within 30 days of invoice and is not refundable. The amount payable under the Packaging IOA represents a portion of the anticipated total equipment price and, if a Final Agreement is executed, will be applied as a credit toward amounts due under such Final Agreement.

The Packaging IOA will terminate automatically upon the earlier of (i) execution of a Final Agreement or (ii) May 19, 2026, unless earlier terminated by the Company. If the Packaging IOA is terminated or expires without a Final Agreement being executed, Tetra Pak will have no obligation to deliver equipment, and we may be required to pay for services performed and certain costs incurred prior to termination, subject to the terms of the Packaging IOA.

March 2026 Note Purchase Agreement with Streeterville

On March 3, 2026, we entered into a note purchase agreement with Streeterville pursuant to which we issued Streeterville a secured promissory note in the principal amount of $1.6 million (the “Streeterville Note”), which included an original issue discount of $120 thousand (the “OID”) and reimbursement of Streeterville’s transaction expenses of $5 thousand, for a purchase price of $1.5 million.

The Streeterville Note bears interest at a rate of 8.0% per annum and matures on April 5, 2027. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed an amount of $50 thousand per month.  Subject to the terms and conditions set forth in the Streeterville Note, we may prepay all or any portion of the outstanding balance of the Streeterville Note at any time. The Streeterville Note contains customary events of default, including if we undertake a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. Upon the occurrence of certain events of default, the outstanding balance of the Streeterville Note will become automatically due and payable. Additionally, upon an event of default (i.e., the failure to pay amounts under the Streeterville Note when due or to observe any covenant under the Note Purchase Agreement), the interest rate charged on the outstanding balance of the Streeterville Note automatically increases to the lesser of 18% or the maximum rate permitted by law.

For as long as the Streeterville Note is outstanding, Streeterville will have the right of first refusal to provide unsecured financing to Edible Garden Prairie Hills, LLC in an amount up to $5.0 million for working capital purposes.

We and Streeterville also entered into a security agreement pursuant to which the Streeterville Note was secured by certain of our assets and a guarantee from certain of our subsidiaries to Streeterville guaranteeing the payment of the Streeterville Note and all obligations thereunder.

Reverse Stock Split

On February 3, 2026, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our outstanding common stock. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted in connection with the reverse stock split. All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial reporting and tax-reporting purposes. At December 31, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue	$12,810	$13,857
Cost of goods sold	13,014	11,545
Gross Profit	(204)	2,312
Selling, general and administrative expenses	15,597	11,587
Gain on sale of asset	(1)	-
Loss from operations	(15,800)	(9,275)
Other income / (expense)
Interest expense, net	(1,423)	(1,219)
Gain / (Loss) from extinguishment of debt	(213)	(562)
Other income / (loss)	95	5
Gain on change in derivative liability	9	-
Total other income (expense)	(1,532)	(1,776)
NET LOSS	$(17,332)	$(11,051)

Revenue

Revenue was $12.8 million for the year ended December 31, 2025, compared to $13.9 million in 2024, a decrease of $1.0 million, or 7.6%. The decrease was primarily attributable to the Company’s planned exit of the floral and lettuce categories, which together represented approximately $1.0 million of revenue in 2024 and did not recur in 2025. The remaining year-over-year variance was not material and reflects routine price and volume mix. The portfolio realignment enabled the Company to reallocate resources toward new customer programs initiated during 2025, which we expect to contribute more meaningfully as they scale.

Cost of goods sold

Cost of goods sold was $13.0 million for the year ended December 31, 2025, compared to $11.5 million in 2024, an increase of $1.5 million, or 12.7%. The increase in cost of goods sold was primarily driven by elevated procurement and logistics costs incurred in the fourth quarter of 2025. During this period, the Company experienced a significant increase in demand from both existing and new customers who were unable to source sufficient supply from their existing vendor base. To meet this demand, procurement was executed on an accelerated basis, resulting in higher per-unit input costs and above-normal inbound freight and logistics expenses.

Gross profit

Gross profit was $(0.2) million for the year ended December 31, 2025, compared to $2.3 million in 2024, a decrease of $2.5 million. Gross margin decreased 18.3 percentage points to (1.6%) from 16.7% in the prior year. The compression in gross margin was primarily a reflection of the elevated fourth quarter procurement and logistics costs described above. While these costs compressed gross margin in the near term, the Company was able to service this incremental demand at high fulfillment rates, deepening existing customer relationships and establishing the Company as a reliable supply partner for new customers. Management expects gross margin to improve as new programs mature, volumes increase, reliance on third-party suppliers declines, and fixed costs are absorbed over a higher production base

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses increased by $4.0 million, or 34.6%, to $15.6 million for the year ended December 31, 2025, compared with $11.6 million for the year ended December 31, 2024. The largest contributors to this increase were depreciation and rent expense, which rose by a combined $1.4 million primarily as a result of the acquisition of assets from Natural Shrimp. Also contributing were higher legal, audit, accounting and other professional fees of $0.8 million driven by our capital markets and acquisition activities, higher bad debt expense of $0.5 million consistent with the growth in our fourth quarter sales, and higher compensation costs of $0.7 million. The remainder was attributable to increases in other overhead costs.

Loss from operations

Lower gross profit combined with higher SG&A costs, resulted in a $6.5 million increase in loss from operations to $15.8 million for the year ended December 31, 2025 as compared to the $9.3 million loss from operations recognized during the year ended December 31, 2024.

Interest expense

Interest expense was $1.4 million for the year ended December 31, 2025, compared to $1.2 million for the year ended December 31, 2024. The increase of $0.2 million in interest expense was due to our entering into and refinancing of the ARIN cash advance agreements and the Avondale Note. We incurred approximately $1.3 million in interest expense under the ARIN agreements and Avondale Note, compared to $1.2 million of interest expense paid to our lenders in 2024. See Note 8 to our financial statements.

Loss from extinguishment of debt

During the year ended December 31, 2025, the Company recognized a loss from extinguishment of debt of $213 thousand from modifications to our agreements with Cedar and ARIN. See Note 8 to our financial statements. During the year ended December 31, 2024, the Company recognized a loss from the extinguishment of debt of $562 thousand from modifications to our agreements with Cedar. See Note 7 to our financial statements for additional details.

Net loss

Net loss was $17.3 million for the year ended December 31, 2025, compared with a net loss of $11.1 million for the year ended December 31, 2024. The reasons for the increase in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We have experienced net losses of approximately $17.3 million during the year ended December 31, 2025 and $11.1 million during the year ended December 31, 2024. We expect our capital and operational expenses to remain at historical levels as a percentage of revenue in the future due to the development of an RTD beverage manufacturing facility, expected sales and marketing expenses, operational costs, packhouse construction costs, costs to continue our growth strategy, and general and administrative costs. Therefore, we believe our operating losses will continue through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that the existing cash will fund operations into the second quarter of 2026 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash used in operating activities was $11.8 million and $8.5 million during the years ended December 31, 2025 and 2024, respectively. Our financial statements have been prepared on a “going concern” basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

As of December 31, 2025 and December 31, 2024, we had $1.1 million and $3.5 million in cash and cash equivalents available, respectively. During the year ended December 31, 2025, we used $11.8 million of cash for operating activities. As of December 31, 2025 and 2024, we had a working capital deficit of ($1.3) million and ($1.1) million, respectively. As of December 31, 2025 and December 31, 2024, we had $1.9 million and $3.2 million of total gross debt outstanding, respectively. The Company expects to continue implementing operational efficiency initiatives in 2026 designed to reduce waste and improve production planning. In addition, the Company intends to advance the development of its ready-to-drink manufacturing initiative announced in 2026, subject to the availability of capital and other factors.

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

Capital Resources

During the year ended December 31, 2025, the Company undertook a series of debt and equity financing transactions to support its liquidity position and fund its strategic initiatives.

Debt Financing

Arin Funding LLC - Merchant Cash Advance: On April 1, 2025, the Company entered into a standard merchant cash advance agreement with Arin Funding LLC, pursuant to which the Company sold $2.0 million of future accounts receivable for a purchase price of $1.5 million, with net funds provided of approximately $1.4 million after fees and expenses. In connection with this transaction, the Company also negotiated with Cedar Advance LLC to discount the outstanding balance under the existing Cedar merchant cash advance agreement and prepaid the remaining amounts owed thereunder using a portion of the Arin proceeds.

Avondale Capital, LLC - Secured Promissory Note: On August 29, 2025, the Company entered into a note purchase agreement with Avondale Capital, LLC, pursuant to which the Company issued a secured promissory note in the principal amount of $1.8 million. The Company received net proceeds of approximately $1.4 million after fees and expenses, a portion of which was used to satisfy remaining obligations to Arin Funding LLC.

Equity Financing

Series B Preferred Stock - NaturalShrimp Acquisition: On May 14, 2025, in connection with the Company's acquisition of certain sustainable aquaculture assets from NaturalShrimp Farms Inc., the Company issued $12,0 million of a new class of Series B Preferred Stock to NaturalShrimp as consideration for the acquired assets. In addition, an affiliate of NaturalShrimp agreed to purchase $3.5 million of the Company's Series B Preferred Stock for cash, of which $3.0 million was funded at closing and the remaining $500 thousand funded in November 2025.

Warrant Inducement - May 2025: In May 2025, the Company entered into an inducement letter agreement with an institutional warrant holder, pursuant to which the holder agreed to exercise existing warrants at a reduced exercise price of $3.50 per share. Gross proceeds to the Company from the exercise of the existing warrants were approximately $3.5 million, before deducting placement agent fees and other expenses. In connection with the transaction, the Company agreed to issue new unregistered five-year warrants to purchase up to an aggregate of 1,999,200 shares of Common Stock at an exercise price of $3.50 per share.

At-the-Market Offering/Equity Distribution Agreement: During the year ended December 31, 2025, the Company raised approximately $2.5 million in aggregate gross proceeds through sales of Common Stock pursuant to its Equity Distribution Agreement with Maxim Group LLC under the Company's at-the-market offering program.

Warrant Inducement - October 2025: On October 16, 2025, the Company entered into a warrant exercise agreement with an accredited investor, pursuant to which the investor exercised 202,157 existing warrants at a reduced exercise price of $20.60 per share — equal to the most recent closing price of the Company's Common Stock on Nasdaq at the time of execution. Gross proceeds to the Company were approximately $4.2 milion, before deducting warrant inducement agent fees and other expenses payable by the Company. In consideration for the immediate cash exercise, the Company issued new unregistered five-year warrants to purchase up to an aggregate of 404,314 shares of Common Stock at an exercise price of $20.60 per share. Maxim Group LLC acted as warrant inducement agent in connection with this transaction.

Other

NJEDA NOL Program: In January 2026, subsequent to year-end, the Company completed the sale of its New Jersey net operating losses and research and development tax credits under the New Jersey Economic Development Authority's ("NJEDA") Technology Business Tax Certificate Transfer Program (the "NOL Program") and received gross proceeds of approximately $3.4 million. The NJEDA had granted preliminary approval for this transaction in October 2025. The NOL Program enables qualified New Jersey-based technology and innovation-driven companies to convert certain unused tax assets into non-dilutive working capital without issuing equity or incurring debt. The proceeds were received in March 2026 and will be reflected in the Company's financial statements for the quarter ended March 31, 2026.

Cash Position

As of December 31, 2025, we had cash and cash equivalents of approximately $1.1 million, compared to $3.5 million as of December 31, 2024. The decrease in cash reflects net cash used in operating activities during the year, partially offset by the financing activities described above. We had a working capital deficit as of December 31, 2025.

RTD Manufacturing Platform

Subsequent to December 31, 2025, the Company announced a strategic expansion of its Zero-Waste Inspired® platform through the development of a state-of-the-art ready-to-drink ("RTD") manufacturing initiative at its Edible Garden Midwest facility in Grand Rapids, Michigan. The expansion is driven by significant and growing demand from major national retailers for scalable, high-quality, clean-label, shelf-stable nutrition products at commercial scale.

The capital requirements associated with the RTD platform are expected to be significant. The development of the facility, including equipment procurement, installation, facility modifications, and integration costs, will require substantial capital investment over the planning and build-out period. The Company intends to fund these requirements through a combination of operating cash flows, additional equity or debt financings, strategic partnerships, customer prepayment arrangements, and other capital sources. There can be no assurance that adequate capital will be available on acceptable terms or at all. Failure to secure sufficient capital to fund the RTD buildout could result in delays to the project timeline, a reduction in the scope of the initiative, or, in an adverse scenario, an inability to complete the facility development as planned.

The Company believes that the RTD platform, if successfully developed and commercialized, represents a meaningful opportunity to expand revenue and improve margins through participation in the high-growth global RTD beverage market, which was valued at approximately $776 billion in 2024.

Future Liquidity Outlook

Our primary sources of liquidity are cash generated from operations, proceeds from equity and debt financings, and availability under credit and advance arrangements. Based on our current operating plan, we intend to continue pursuing additional equity or debt financings, explore strategic partnership arrangements, and implement operational cost-saving measures to address our liquidity needs; however, there can be no assurance that such financing will be available on acceptable terms or at all.

For more information on our outstanding debt as of December 31, 2025 and December 31, 2024, see Note 8 to our financial statements.

Cash Flows

Operating activities

During the years ended December 31, 2025 and 2024, cash used for operating activities was $11.8 million and $8.5 million, respectively. The increase of $3.3 million in cash used in operating activities was primarily driven by a $6.3 million increase in net loss, a $378 thousand increase in cash used for prepaid expenses and other current assets. These increases in cash used in operating activities were partially offset by an increase of $844 thousand in depreciation and amortization, an increase of $833 thousand in stock-based compensation, an increase of $719 thousand in amortization of operating lease right-of-use assets, an increase of $464 thousand in bad debt expense, and a net decrease of $797 thousand in cash used for accounts receivable and inventory as compared to the prior year period.

Investing activities

During the years ended December 31, 2025 and 2024, cash used in investing activities was $987 thousand and $303 thousand, respectively. The increase in cash used for investing activities was driven by higher spending for fixed assets and leasehold improvements primarily related to the packhouse buildout in New Jersey.

Financing activities

During the years ended December 31, 2025 and 2024, cash provided by financing activities was $10.4 million and $11.8 million, respectively. The decrease of $1.5 million in cash provided by financing activities was primarily driven by a decrease of $11.7 million in proceeds from public offerings of common stock, which included a public offering completed in the prior year that had no comparable transaction in the current year, and an increase of $3 million in proceeds from debt and proceeds from sales of common stock, net of fees. These decreases were partially offset by an increase of $3.3 million in cash received from warrant exercises, $3.5 million in proceeds from the issuance of Series B preferred stock in connection with the Natural Shrimp acquisition completed in May 2025, and a decrease of $410 thousand in payments of debt principal and debt issuance costs.

In addition to cash financing activities, the Company had significant non-cash financing and investing transactions during the year ended December 31, 2025, including $12.0 million of assets acquired through the issuance of Series B preferred stock in connection with the Natural Shrimp acquisition, and a $15.0 million reclassification of Series B preferred stock from temporary to permanent equity.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EDIBLE GARDEN AG INCORPORATED

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 199)

To the Stockholders and Board of Directors of

Edible Garden AG Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Edible Garden AG Incorporated (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, California

March 31, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)

To the Stockholders and Board of Directors of

Edible Garden AG Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Edible Garden AG Incorporated (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 to 2025.

Costa Mesa, California

March 31, 2025, except as to Note 12 and 14, as to which the date is March 31, 2026

EDIBLE GARDEN AG INCORPORATED

 CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$1,114	$3,530
Accounts receivable, net	1,906	1,968
Inventory, net	1,861	1,544
Prepaid expenses and other current assets	912	335

Total current assets	5,793	7,377

Property, equipment and leasehold improvements, net	10,107	3,145
Operating lease right-of-use assets	4,289	1,202
Finance lease right-of-use assets	70	114
Intangible assets, net	302	43
Other assets	35	34

TOTAL ASSETS	$20,596	$11,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$5,297	$4,018
Current maturities of operating lease liabilities	225	212
Current maturities of finance lease liabilities	46	41
Short-term debt, net of discounts	1,441	1,939
Derivative liability	79	-

Total current liabilities	7,088	6,210

Long-term liabilities:
Long-term debt, net of discounts	215	544
Long-term operating lease liabilities	767	992
Long-term finance lease liabilities	29	75

Total long-term liabilities	1,011	1,611

Total liabilities	8,099	7,821

COMMITMENTS AND CONTINGENCIES (Note 11 and 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 593,423 and 106,540 shares outstanding as of December 31, 2025 and December 31, 2024, respectively (1))	-	-
Preferred stock ($1,000 par value, 10,000,000 shares authorized; 15,784 and no shares outstanding as of December 31, 2025 and December 31, 2024, respectively)	15,784	-
Additional paid-in capital	55,034	44,946
Obligation to issue shares	322	459
Accumulated deficit	(58,643)	(41,311)

Total stockholders’ equity (deficit)	12,497	4,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,596	$11,915

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share information)

	Year Ended December 31
	2025	2024

Revenue	$12,810	$13,857
Cost of goods sold	13,014	11,545

Gross profit	(204)	2,312

Selling, general and administrative expenses	15,597	11,587
Gain on sale of asset	(1)	-
Loss from operations	(15,800)	(9,275)

Other income (expenses)
Interest expense, net	(1,423)	(1,219)
Loss from extinguishment of debt	(213)	(562)
Gain on change in derivative liability	9	-
Other income / (loss)	95	5
Total other income (expenses)	(1,532)	(1,776)

NET LOSS	$(17,332)	$(11,051)
Deemed dividend on warrants	(16,518)	(3,873)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,850)	$(14,924)

Net Income / (Loss) per common share - basic and diluted (1)	$(117.64)	$(685.62)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	287,743	21,767

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except for shares) (1)

	Common Stock		Preferred Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2024	106,540	$-	-	$-	$44,946	$459	$(41,311)	$4,094
Reclassification of Series B preferred stock from temporary to permanent equity in connection with restated certificate of designation (Note 9)	-	-	15,000	15,000	-	-	-	15,000
Series B preferred stock issued as payment of preferred return	-	-	459	459	(772)	313	-	-
Sale of preferred stock pursuant to stock purchase agreement	-	-	500	500	-	-	-	500
Exchange of preferred stock for common stock	14,457	-	(175)	(175)	175	-	-	-
Issuance of common stock for warrant exercises	317,126	-	-	-	7,600	(459)	-	7,141
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	79,587	-	-	-	2,317	-	-	2,317
Issuance of common stock to employees and consultants	75,713	-	-	-	978	9	-	987
Acquisition-related costs	-				(210)			(210)
Net Loss	-	-	-	-	-	-	(17,332)	(17,332)
Balance at December 31, 2025	593,423	$-	15,784	$15,784	$55,034	$322	$(58,643)	$12,497

	Common Stock		Preferred Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2023	1,141	$-	-	$-	$29,972	$-	$(30,260)	$(288)
Issuance of common stock and warrants in public offerings, net of expenses	26,711	-	-	-	10,278	-	-	10,278
Exercises of common stock warrants, net of expenses	75,132	-	-	-	3,380	459		3,839
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	727	-	-	-	1,147	-	-	1,147
Issuance of common stock as payment of severance	14	-	-	-	25	-	-	25
Issuances of common stock for services	2,524	-	-	-	144	-	-	144
Issuance of common stock to round up shares due to stock split	291	-	-	-	-			-
Net Loss	-	-	-	-	-	-	(11,051)	(11,051)
Balance at December 31, 2024	106,540	$4	-	$-	$44,946	$459	$(41,311)	$4,094

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,332)	$(11,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	586	122
Depreciation and amortization	1,920	1,076
Amortization of operating lease right of use asset	806	87
Amortization of debt discount	1,310	1,067
Gain on sale of asset	(1)	-
Loss on extinguishment of debt	213	562
Gain on change in derivable liability	(9)	-
Stock-based compensation	977	144
Stock issued for payment of severance	-	25
Other non-cash expenses	-	13
Change in operating assets and liabilities:
Accounts receivable	(524)	(772)
Inventory	(317)	(866)
Prepaid expenses and other current assets	(578)	(200)
Other assets	(1)	-
Accounts payable and accrued expenses	1,358	1,362
Operating lease liabilities	(212)	(85)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(11,804)	(8,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(638)	(303)
Payment of transaction costs in connection with asset acquisition	(360)	-
Proceed from sale of asset	11
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(987)	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	3,603	2,847
Payments of debt principal	(5,945)	(6,127)
Payment of debt issuance costs	-	(228)
Proceeds from sale of preferred stock	3,500
Payment of issuance costs in connection with preferred stock offering	(210)	-
Proceeds from sales of common stock from Equity Distribution Agreement	2,323	1,187
Payment of commissions related to sale of common stock	-	(45)
Proceeds from common stock and warrants issued in public offering	-	11,652
Payment of costs related to public offerings and warrant exchanges	-	(1,268)
Proceeds from common stock warrant exercises	7,145	3,841
Principal payments on finance lease liabilities	(41)	(20)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	10,375	11,839

NET CHANGE IN CASH	(2,416)	3,020
Cash at beginning of period	3,530	510

CASH AT END OF PERIOD	$1,114	$3,530

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$93	$184

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Series B preferred stock from temporary to permanent equity	$15,000	$-
Assets acquired through issuing preferred stock	$12,360	$-
Issuance of common stock for warrant exercise	$459	$-
Issuance of preferred stock to settle preferred return payable	$459	$-
Obligation to issue preferred stock to settle dividends payable	$313	$-
Exchange of preferred stock for common stock	$175	$-
Discount on note payable related to embedded derivative	$88	$-
Lease liabilities arising from obtaining right-of-use-assets	$-	$1,390
Unpaid stock issuance costs	$-	$177
Directors & Officers insurance policy purchased with financing	$-	$75
Receivable for common stock exercises	$-	$68

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

On November 10, 2023, we increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. On April 5, 2024, we declared a 1-for-20 reverse stock split of our outstanding common stock and on March 3, 2025, we declared a 1-for-25 reverse stock split of our outstanding common stock , and on February 3, 2026, we declared a 1-for-10 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding warrants were adjusted in connection with the reverse stock split.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Implemented Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company adopted this ASU effective January 1, 2025 retrospectively to all periods presented in financial statements. Adoption of this ASU did not have a material impact on our financial statement disclosures. See Note 12 – Tax Expense in the accompanying notes to the consolidated financial statements for further detail.

In 2025, the Company adopted ASU 2025-05, issued by the Financial Accounting Standards Board, which  simplifies credit loss estimation (CECL) for current accounts receivable and contract assets by offering a practical expedient under which an entity may assume that current conditions as of the balance sheet date remain consistent for the remaining life of the asset. The Company adopted this standard on January 1, 2025, using a prospective approach. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial position, results of operations, or cash flows, as the guidance primarily affects presentation and disclosure rather than recognition or measurement.

Recently Issued Accounting Pronouncements to Be Adopted in Future Periods

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

Examples of significant estimates and assumptions include allowance for credit losses, net realizable value of inventory, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities, recurring fair value measurements, the fair value of property and equipment acquired, stock-based compensation, and the fair value of the associated preferred stock issued, in the Natural Shrimp Acquisition. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $413,483 and $202,622 as of December 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

During the year ended December 31, 2025, five customers accounted for approximately 88.2% of our total revenue, 42.7% of which was attributed to sales to one customer. During the year ended December 31, 2024, four customers accounted for approximately 82.0% of our total revenue, 44.0% of which was attributed to sales to one customer. As of December 31, 2025, approximately 73.7% of our gross outstanding receivables were attributed to five customers, 38.0% of which was due from one customer. As of December 31, 2024, approximately 87.5% of our gross outstanding receivables were attributed to five customers, 45.6% of which was due from one customer.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $1.0 million and $3.2 million as of December 31, 2025 and December 31, 2024, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The only financial instrument measured at fair value on a recurring basis is the embedded derivative, see Note 8, “Notes Payable”, for further disclosure.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of December 31, 2025 and December 31, 2024.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the years ended December 31, 2025 and 2024:

	(in thousands)
	Year Ended,
	December 31, 2025	December 31, 2024
Herbs, Produce & Floral	$11,417	$12,186
Vitamins and Supplements	1,393	1,671
Total	$12,810	$13,857

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the years ended December 31, 2025 and 2024, advertising expenses totaled $264,716 and $244,068, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2025 and 2024. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years. However, if diluted earnings per share had been reported for the years ended December 31, 2025 and 2024, the calculations would have excluded warrants to purchase 73,298 and 174,433 shares of common stock, respectively, because the exercise prices were greater than the average market price of the common shares.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2025 and December 31, 2024, such net operating losses were offset entirely by a valuation allowance.

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

Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 Compensation—Stock Compensation. Share-based awards granted to employees and nonemployees, including stock options and restricted stock units (“RSUs”), are measured at grant-date fair value and recognized as compensation expense over the requisite service period. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For awards with graded vesting, the Company has elected to recognize expense using the straight-line method for the entire award. Stock options are valued using the Black-Scholes option pricing model

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) consists of the Chief Executive Officer and its Interim Chief Financial Officer. Management believes that its business operates as one segment because: a) CODM evaluates profit and loss of the Company as a whole; b) the CODM does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas. Accordingly, all amounts required to be disclosed under ASC 280 are included in the financial statements. The measure of segment profit/loss, measure of segment assets, and significant segment expenses that are regularly provided to the chief operating decision maker are shown individually in the statements of operations and balance sheets

Related Party Transaction

Transactions with related parties are conducted in the normal course of business and are measured at the amount of consideration agreed upon between the parties. Related parties include the Company’s executive officers, directors, principal shareholders, and entities in which such individuals have a controlling or significant influence. The Company evaluates related party transactions to determine whether they are conducted on terms comparable to those that could be obtained in arm’s-length transactions with unrelated parties. All material related party transactions are reviewed and approved by the Audit Committee of the Board of Directors. Amounts due to or from related parties are included in the consolidated balance sheets as accounts receivable, accounts payable, or accrued liabilities, as appropriate. The Company monitors these balances for collectability and records allowances for expected credit losses when necessary.

NOTE 3 – SELECTED CURRENT ASSET ACCOUNTS

Prepaid expenses and other current assets

The following table summarizes prepaid expenses and other current assets as of December 31, 2025 and December 31, 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024

Prepaid insurance	$364	$30
Other prepaid expenses	338	34
Vendor prepayment	210	271

Total prepaid expenses and other current assets	$912	$335

Inventory

Inventory as of December 31, 2025 and 2024 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2025	2024

Raw materials	$620	$1,000
Work-in-progress	1,241	517
Finished goods	-	27

Total inventory	$1,861	$1,544

NOTE 4 – NATURALSHRIMP ACQUISITION

On May 14, 2025, Edible Garden Sustainable Ventures LLC, a wholly owned subsidiary of the Company, and the Company entered into an asset purchase agreement (the “APA”) with NaturalShrimp Farms Inc. (“NaturalShrimp”) and Streeterville Capital, LLC (“Streeterville”) and completed the purchase of certain sustainable aquaculture assets located in Fort Dodge, Iowa. The total purchase price of the acquired assets was $12,000,000 plus $360,000 paid for legal fees associated with this transaction. As consideration for the purchase, the Company issued 12,000 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), at a stated value of $1,000 per share, to Streeterville as the sole shareholder of NaturalShrimp.

The following is a purchase price allocation as of the acquisition date:

Acquisition Date
Fair Value

Furniture and equipment	$8,005
Vehicles	187
Favorable contracts	3,893
Intellectual property	275
Total consideration	$12,360

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

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements as of December 31, 2025 and 2024 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2025	2024

Furniture and equipment	$9,487	$1,330
Computer hardware	10	10
Leasehold improvements	3,193	3,134
Vehicles	634	456
Land	202	202
Construction in progress	813	410

Subtotal	14,339	5,542
Less accumulated depreciation	(4,232)	(2,397)
Property, equipment and leasehold improvements, net	$10,107	$3,145

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2025 and 2024 was $1,859,879 and $1,050,341, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2025 and 2024:

		(in thousands)
	Estimated	December 31, 2025			December 31, 2024
	Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Intellectual property	15	$275	$(12)	$263	$-	$-	$-
Pulp brand recipes	15	50	(11)	39	50	(7)	43
Non-compete agreement	2	62	(62)	-	62	(62)	-
Total Intangible Assets, net		$387	$(85)	$302	$112	$(69)	$43

Amortization expense for the years ended December 31, 2025 and 2024 was $15,533 and $3,333, respectively. Annual amortization expense for the year ending December 31, 2026 and for each of the next four years, and thereafter is as follows:

(in thousands)
December 31,

2026	$22
2027	22
2028	22
2029	22
2030	22
Thereafter	192
Total consideration	$302

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2025 and 2024:

	(in thousands)
	December 31, 2025	December 31, 2024

Accounts payable	$3,786	$2,290
Accrued interest payable	-	1
Accrued payroll	335	302
Accrued severance	-	75
Accrued vacation	102	133
Accrued transaction expenses	-	177
Other accrued expenses	209	175
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$5,297	$4,018

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2025 and 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024
Avondale secured promissory note	$1,006	$-
Insurance financing agreement	337	26
NJD Investments, LLC promissory note	248	564
Vehicle loans	136	240
SBA loans	150	150
Future receivable financing agreement with Cedar Advance, LLC	,	2,223
Total Gross Debt	$1,877	$3,203

Less: Debt discounts and issuance costs	(221)	(720)
Net Long Term Debt	$1,656	$2,483

The principal payments due on our notes payable for the year ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2026	$1,661
2027	59
2028	7
2029	-
2030
Thereafter	150
Total	$1,877

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

As of December 31, 2025, the entire balance of $247,618 is included in “Short-term debt, net of discounts” and as of December 31, 2024, $316,067 of the outstanding balance is included in “Short-term debt, net of discounts” and $247,618 is included in “Long-term debt, net of discounts” within the consolidated balance sheets.

Small Business Administration (“SBA”) Loan

On June 22, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of June 22, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The outstanding balance on the SBA Loan of $150,000 is included in “Long-term debt, net of discounts” within the consolidated balance sheets as of December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, total accrued interest on the SBA Loan was $24,441 and $19,695, respectively.

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

As of December 31, 2025, $70,348 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $65,466 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

As of December 31, 2024, $91,902 of the total outstanding balance of the vehicle loans is included within “Short-term debt, net of discounts” and $147,684 is included in “Long-term debt, net of discounts” on the consolidated balance sheet.

Arin Cash Advance Agreement

On February 14, 2025, the Company entered into a standard merchant cash advance agreement with Arin Funding LLC (“Arin”), dated as of February 14, 2025, pursuant to which the Company sold to Arin $272,000 of its future accounts receivable for a purchase price of $200,000, less fees and expenses of $10,000, for net funds provided of $190,000. Pursuant to the Agreement, the Company was required to pay Arin 10.0% of all funds collected weekly from customers and Arin was expected to withdraw $9,714 a week directly from the Company’s bank account until the $272,000 due to Arin under the Agreement is paid in full. On May 28, 2025 the Company paid in full the outstanding balance of $145,714

On April 2, 2025, the Company entered into a standard merchant cash advance agreement (the “Arin II Agreement”) with Arin, pursuant to which the Company sold $2,040,000 of future accounts receivable to Arin in exchange for a purchase price of $1,500,000, less fees and expenses of $65,000, for net funds provided of $1,435,000. In connection with the Arin II Agreement, the Company negotiated with Cedar to discount the outstanding balance under the Cedar III Agreement, from $1,373,285 to $1,263,422, in exchange for the Company agreeing to prepay the future amounts payable under the Cedar III Agreement. A portion of the net proceeds of the Arin II Agreement were used to satisfy the remaining amount to which Cedar was entitled under the Cedar III Agreement, which resulted in the Company recognizing a loss on extinguishment of debt of approximately $178,550. Weekly, the Company was required to pay Arin 20.0% of all funds collected from customers for the sale of goods and services and Arin was authorized to withdraw $63,750 of funds from its bank account until the total balance of $2,040,000 is repaid. The Arin II Agreement was collateralized by the Company’s cash and receivable accounts. On August 29, 2025, the Company paid the outstanding principal balance of $701,250. See “Avondale Secured Promissory Note” below for more information.

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

The Company also determined that certain default provisions of the secured promissory note were not clearly and closely related to the debt host and required separate accounting as an embedded derivative. The fair value of the embedded derivative was calculated based on the Company’s estimates of probability of a default event occurring during the term of the promissory note payable, and thus it is considered a level 3 fair value measurement. The initial fair value of the embedded derivative was $87,500, which was recorded as a debt discount. The fair value as of December 31, 2025 was $79,000 and the change in fair value was recorded as “Gain on change in derivative liability” on the consolidated statement of operations.

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

Also on May 14, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued 3,000 shares of Series B Preferred Stock, at a stated value of $1,000 per share, to Streeterville, for the purchase price of $3,000,000. Additionally, pursuant to the SPA, Streeterville purchased an additional 500 shares of Series B Preferred Stock, at a stated value of $1,000 per share, on November 14, 2025 for a purchase price of $500,000. The SPA contains customary representations and warranties, covenants and agreements of the Company and Streeterville. The shares of Series B Preferred Stock were issued and sold to Streeterville without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Beginning in December 2025, the Company entered into a series of exchange agreements with Streeterville pursuant to which shares of Series B Preferred Stock were exchanged for shares of the Company's common stock. On December 11, 2025, December 17, 2025, January 30, 2026, and February 3, 2026, the Company entered into exchange agreements with Streeterville pursuant to which the Company exchanged 25, 150, 125, and 90 shares of Series B Preferred Stock, respectively, for an aggregate of 59,114 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $390,000. Subsequently, on February 9, 2026, March 4, 2026, March 9, 2026, and March 10, 2026, the Company entered into additional exchange agreements with Streeterville pursuant to which the Company exchanged 90, 192, 65, and 133 shares of Series B Preferred Stock, respectively, for an aggregate of 175,165 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $480,000. On March 12, 2026, the Company entered into further exchange agreements with Streeterville to exchange an additional 121 shares of Series B Preferred Stock, with an aggregate stated value of $121,000, for 50,840 shares of common stock (see Note 17).

As of December 31, 2025, the Company issued 15,784 shares of Series B Preferred Stock and 313 shares were pending issuance.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Public Offerings

On May 23, 2024, the Company completed a best-efforts public offering (the “May Offering”) of (i) 243,700 common units, each consisting of one share of common stock, one Class A warrant (“May Class A Warrant”) to purchase one share of common stock and one Class B warrant (“May Class B Warrant,” together with the May Class A Warrants, the “May Warrants”) to purchase one share of common stock at a purchase price of $566 per unit; and (ii) 872 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“May Pre-Funded Warrant”), one May Class A Warrant and one May Class B Warrant at a purchase price of $563 per unit.

The May Warrants had an exercise price of $565 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of May Class A Warrants, will expire on May 23, 2029, and in the case of May Class B Warrants, will expire on November 23, 2025. The May Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the May Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the May Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the May Warrants became $372.50 on June 22, 2024. The exercise price of the May Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such May Warrants.

Subject to certain ownership limitations described in the May Pre-Funded Warrants, the May Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $2.50 per share of common stock any time until all of the May Pre-Funded Warrants are exercised in full.

In connection with the May Offering, on May 22, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (“Maxim”) served as the exclusive placement agent in connection with the May Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the May Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued Maxim warrants to purchase up to an aggregate of 5,310 shares of common stock (the “May Placement Agent Warrants”). The May Placement Agent Warrants have an exercise price of $565 per share and have substantially the same terms as the May Class A Warrants, except the May Placement Agent Warrants were not subject to an exercise price reset and were exercisable beginning November 18, 2024.

The Company received gross proceeds of $5,998,120 from the May Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

On September 30, 2024, the Company closed a best-efforts public offering (the “September Offering”) of (i) 16,963 common units, each consisting of one share of common stock, one Class A warrant (the “September Class A Warrant”) to purchase one share of common stock and one Class B warrant (the “September Class B Warrant,” together with the September Class A Warrants, the “September Warrants”) to purchase one share of common stock at a purchase price of $90 per unit; and (ii) 45,840 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“September Pre-Funded Warrant”), one September Class A Warrant and one September Class B Warrant at a purchase price of $87.50 per unit.

The September Warrants have an exercise price of $90 per share, are immediately exercisable, and, in the case of September Class A Warrants, will expire on September 30, 2029, and in the case of September Class B Warrants, will expire on March 30, 2026. The exercise price of the September Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such September Warrants. Subject to certain ownership limitations described in the September Pre-Funded Warrants, the September Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $2.50 per share of common stock any time until all of the September Pre-Funded Warrants are exercised in full.

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim served as the exclusive placement agent in connection with the September Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to Maxim warrants to purchase up to 3,140 shares of common stock (the “September Placement Agent Warrants”). The September Placement Agent Warrants have an exercise price of $90 per share and substantially the same terms as the September Class A Warrants, except the September Placement Agent Warrants are exercisable beginning March 26, 2025.

The Company received gross proceeds of $5,552,484 from the September Offering and paid underwriting and other fees of $757,326, resulting in net proceeds of $4,795,158.

Inducement Letters

On December 23, 2024, the Company entered into an inducement letter agreement (the “December 2024 Inducement”) with an institutional investor and existing holder (the “Holder”) of September Class B Warrants to purchase 33,320 shares of the Company’s common stock. Pursuant to the December 2024 Inducement, the Holder agreed to exercise the September Class B Warrants for cash at the exercise price of $90 per share in consideration for the Company’s agreement to issue: (i) new unregistered five-year warrants to purchase up to an aggregate of 33,320 shares of common stock at an exercise price of $90 per share (the “December 2024 Class A Warrants”), and (ii) new unregistered eighteen-month warrants to purchase up to an aggregate of 33,320 shares of common stock at an exercise price of $90 per share (the “December 2024 Class B Warrants”). The December 2024 Class A Warrants were immediately exercisable upon issuance and have a term of five years from the issuance date, and the December 2024 Class B Warrants were immediately exercisable and have a term of eighteen months from the issuance date. The Company received $3,841,000 of proceeds from the Inducement Letter Agreement and recognized $177,308 for underwriting and other fees as of December 31, 2024. As a result of the December 2024 Inducement, the Company recognized a deemed dividend of $3,873,000 during the year ended December 31, 2024.

On May 21, 2025, the Company entered into an inducement letter agreement (the “May 2025 Inducement”) with the Holder of September Class A Warrants to purchase 33,320 shares of the Company’s common stock, (ii) December 2024 Class A Warrants to purchase 33,320 shares of Common Stock and (iii) December 2024 Class B Warrants to purchase 33,320 shares of Common Stock; and collectively, the (“Existing Warrants”). The Existing Warrants had original exercise prices of $90 per share and became exercisable immediately following issuance. Pursuant to the May 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $35 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 199,920 shares of Common Stock at an exercise price of $35 per share (the “May 2025 Warrants”). The May 2025 Warrants were immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $3,498,000 of gross proceeds from the May 2025 Inducement and recognized $237,000 for underwriting and other fees as of June 30, 2025. As a result of the May 2025 Inducement, the Company recognized a deemed dividend of $9,833,000.

On October 16, 2025, the Company entered into an inducement letter agreement (the “October 2025 Inducement”) with an institutional investor and existing holder of (i) warrants to purchase 5 shares of the Company’s common stock issued on May 9, 2022 with an initial exercise price of $75,000 (the “May 2022 Warrants”), (ii) warrants to purchase 108 shares of Common Stock issued on September 8, 2023 with an initial exercise price of $6,000 (the “September 2023 Warrants”), (iii) Class A warrants to purchase 1,062 shares of Common Stock and Class B warrants to purchase 10,619 shares of Common Stock issued on May 23, 2024 with initial exercise prices of $372.50 (the “May 2024 Warrants”), and (iv) warrants to purchase 199,920 shares of Common Stock issued on May 21, 2025 with an initial exercise price of $35 (the “May 2025 Warrants” and collectively with the May 2022 Warrants, September 2023 Warrants, and May 2024 Warrants, the “Existing Warrants”). The Existing Warrants were all immediately exercisable upon issuance. Pursuant to the October 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $20.60 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 404,314 shares of Common Stock at an exercise price of $20.60 per share (the “October 2025 Warrants”). The October 2025 Warrants will be immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $4,164,000 of gross proceeds from the October 2025 Inducement and recognized $280,000 for underwriting and other fees as of December 31, 2025. As a result of the October 2025 Inducement, the Company recognized a deemed dividend of $6,685,000.

Equity Distribution Agreement

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,000. Under the terms of the 2025 EDA, Maxim may sell the shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the 2025 EDA will terminate upon the earliest of (i) January 31, 2026, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

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

During the year ended December 31, 2025, we sold 79,587 shares of common stock for total gross proceeds of $2,428,392 and paid commissions to Maxim of $88,000.

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

During the year ended December 31, 2025, the Company issued 75,713 restricted stock awards to employees and consultants of the Company as compensation. We recognized stock-based compensation expense of $977,000 for the awards, which vested immediately.

Shares available for future stock compensation grants totaled 1,258 at December 31, 2025.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2025 and 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding - December 31, 2023	717	$30,488.45
Warrants issued	263,868	98.21
Warrants exercised	(90,152)	44.66
Outstanding - December 31, 2024	174,433	250.86
Warrants issued	604,234	25.36
Warrants exercised	(317,216)	121.81
Outstanding - December 31, 2025	461,451	$43.61

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

During the year ended December 31, 2025, total operating lease cost was $881,367, of which $677,002 was associated with short-term leases. During the year ended December 31, 2023, total operating lease cost was $310,648, of which $242,526 was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of December 31, 2025 and 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024
Operating lease assets	$4,289	$1,202
Current maturities of operating lease liabilities	$225	$212
Long-term operating lease liabilities	$767	$992

The table below presents the maturities of operating lease liabilities as of December 31, 2025:

(in thousands)
Operating
Leases
2026	$270
2027	273
2028	276
2029	279
Total lease payments	1,098
Less: discount	(106)
Total operating lease liabilities	$992

Other information related to the operating lease term and discount rate is as follows:

December 31,
2025
Weighted-average remaining lease term (years)	4.0
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of December 31, 2025 and 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024
Financing lease assets	$70	$114
Current maturities of finance lease liabilities	$46	$41
Long-term finance lease liabilities	$29	$75

The components of finance lease expense are as follows:

		(in thousands)
		Year Ended,
	Classification on the Statement of Operations	December 31, 2025	December 31 2024
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$44	$22
Interest on finance lease liabilities	Interest expense, net	9	7
Total finance lease cost		$53	$29

The table below presents the maturities of operating lease liabilities as of December 31, 2025:

(in thousands)
Financing
Leases
2026	13
2027	52
2028	30
Total lease payments	95
Less: interest	(20)
Total finance lease liabilities	$75

Other information related to finance lease terms and discount rate is as follows:

December 31,
2025
Weighted-average remaining lease term (years)	1.5
Interest rate	10.5%

NOTE 12 – INCOME TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$18,887	$12,268
Accrued expenses	30	40
Leases	182
Reserves & Allowances	124	61
Gross deferred tax assets	19,223	12,369

Valuation allowance	(17,310)	(12,140)

Total deferred tax assets	1,913	229

Deferred tax Liabilities:
Depreciable asset basis differences	(1,913)	(229)

Total deferred tax liabilities	(1,913)	(229)

Net deferred tax assets (liabilities)	$-	$-

The Company did not incur income tax expense or benefit for the years ended December 31, 2025 or 2024. The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended
	December 31, 2025		December 31, 2024

Expected income tax benefit at statutory tax rate, net	$(3,639)	-21.00%	$(2,321)	-21.00%

State taxes (net of federal tax benefits)*:	-	0.00%	-	0.00%
Change in valuation allowance	5,170	20.98%	2,306	20.87%
Nondeductible permanent items	3	0.02%	15	0.13%
Adjustment to tax accounts	(1,534)

Reported income tax expense	$-	-%	$-	-%

*For the year ended December 31, 2025, state and local income taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2024.

Federal and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382).  The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed.

The Company has net operating loss carryforwards for federal and New Jersey income tax purposes of approximately $64,776,377 and $58,877,073, respectively, as of December 31, 2025. The federal net operating loss carryforwards, if not utilized, will carryover indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2040.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 14 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the years ended December 31, 2025 and 2024, we incurred net losses of $16.5 million and $11.1 million, respectively. We expect to experience further significant net losses in the foreseeable future. As of December 31, 2025, we had cash available for operations of $1.1 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 15 – SEGMENT REPORTING

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Streeterville Capital, LLC and its Affiliates

Streeterville Capital, LLC ("Streeterville") is a principal stockholder of the Company and the sole holder of the Company's Series B Preferred Stock. Avondale Capital LLC ("Avondale") and Iowa Shrimp Holdings, LLC are affiliates of Streeterville. All three entities are considered related parties of the Company.

During the year ended December 31, 2025, the Company engaged in the following transactions with Streeterville and its affiliates:

•	Issued an aggregate of 15,500 shares of Series B Preferred Stock to Streeterville for total cash consideration of $3,500,000 and as non-cash consideration for the acquisition of the NaturalShrimp assets (see Note 4).

•	Settled accrued preferred return obligations through the issuance of 459 additional shares of Series B Preferred Stock with an aggregate stated value of $459,000.

•	Exchanged 175 shares of Series B Preferred Stock for shares of common stock during the year.

•	Entered into a secured promissory note with Avondale for gross proceeds of $1,750,000, of which $1,006,000 remained outstanding as of December 31, 2025, included in short-term debt on the consolidated balance sheet.

•	Entered into a below-market lease with Iowa Shrimp Holdings for the Iowa Facility at a base rent of $1.00 per month, the fair value of which was recorded as a favorable contract intangible of $3,532,749 at the acquisition date (see Notes 4 and 11).

Subsequent to December 31, 2025, the Company issued an additional secured promissory note to Streeterville in the principal amount of $1,600,000 (see Note 17).

As of December 31, 2025, amounts due to related parties consisted of the $1,006,000 outstanding balance on the Avondale note, included in short-term debt, and the Series B Preferred Stock carried at $15,784,000 in permanent equity. No other amounts were due to or from Streeterville or its affiliates at that date.

CapConnect+

CapConnect+ is a management services firm that provides the Company with its Interim Chief Financial Officer and is therefore considered a related party. During the year ended December 31, 2025, the Company incurred $240,000 in fees to CapConnect+ for CFO services, included in selling, general and administrative expenses. As of December 31, 2025, $79,105 remained outstanding and is included in accounts payable and accrued expenses on the consolidated balance sheet.

NOTE 17 – SUBSEQUENT EVENTS

Reverse Stock Split

On January 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company's common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), effective as of 12:01 a.m. Eastern Time on February 3, 2026. The Company's common stock began trading on a post-split basis on The Nasdaq Capital Market under its existing trading symbol, "EDBL," at the opening of market on February 3, 2026. The new CUSIP identifier for the Common Stock following the Reverse Stock Split is 28059P501 and the CUSIP for the warrants remained unchanged. The Reverse Stock Split was implemented as part of the Company's efforts to regain compliance with Nasdaq’s minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share of Common Stock. There can be no assurance that the Company will ultimately maintain compliance with all applicable criteria for continued listing on Nasdaq. All share and per share amounts in these consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Exchange Agreements with Streeterville Capital, LLC

On December 11, 2025, December 17, 2025, January 30, 2026, February 3, 2026, February 9, 2026, March 4, 2026, March 9, 2026, March 10, 2026, March 12, 2026, March 19, 2026, and March 24, 2026, the Company entered into exchange agreements (the "Exchange Agreements") with Streeterville, pursuant to which the Company agreed to exchange 25, 150, 125, 90, 90, 192, 65, 133, 121, 55, and 1,054 shares, respectively, of the Company's Series B Preferred Stock for shares of the Company's common stock. The Series B Preferred Stock exchanged under the Exchange Agreements had an aggregate stated value of $2,100,000, or $1,000 per share. The number of shares of common stock issued under each of the Exchange Agreements was determined by dividing the applicable stated value of the Series B Preferred Stock exchanged by the Nasdaq Minimum Price of the Company's common stock as reported on the Nasdaq Capital Market on the day immediately preceding the date each Exchange Agreement was entered into. The issuance of shares of common stock pursuant to the Exchange Agreements was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

Interim Order Agreements with Tetra Pak Inc.

On March 4, 2026, the Company entered into two Interim Order Agreements (the "IOAs") with Tetra Pak Inc. ("Tetra Pak") in connection with a production project anticipated for the Company's facility in Webster City, Iowa. The IOAs relate to the initiation of engineering services and preliminary procurement activities in connection with processing and packaging equipment for the project, respectively, while the parties continue to negotiate a definitive supply agreement. For a further description of the IOAs and the Webster City project, see "Recent Developments" in Item 7 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the interim Chief Financial Officer (“CFO”) of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and interim CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and interim CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 version of the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the statements under the headings “Proposal One: Election of Directors,” and the subheadings “Executive Officers,” “Code of Ethics,” “Committees,” and “Insider Trading Policy” under the heading “Corporate Governance Matters” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the statements under the heading “Executive and Director Compensation” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the statements under the headings “Executive and Director Compensation — Equity Incentive Plan,” and “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Party Transactions,” and “Corporate Governance Matters — Director Independence” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Principal Accountant Fees and Services” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended December 31, 2025.

PART IV

 Item 15. Exhibits and Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8.

The following exhibits are incorporated by reference and filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Certificate of Incorporation.	Form S-1	333-260655	3.1	November 1, 2021

3.2	Certificate of Amendment to the Certificate of Incorporation filed September 8, 2021.	Form S-1	333-260655	3.2	November 1, 2021

3.3	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022.	Form 10-Q	001-41371	3.1	June 21, 2022

3.4	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	Form 8-K	001-41371	3.1	January 25, 2023

3.5	Certificate of Amendment to Certificate of Incorporation, filed June 8, 2023.	Form 8-K	001-41371	3.1	June 9, 2023

3.6	Certificate of Amendment to the Certificate of Incorporation, filed November 7, 2023.	Form 8-K	001-41371	3.1	November 9, 2023

3.7	Certificate of Amendment to the Certificate of Incorporation, filed April 1, 2024.	Form 8-K	001-41371	3.1	April 2, 2024

3.8	Certificate of Amendment to the Certificate of Incorporation, filed February 26, 2025.	Form 8-K	001-41371	3.1	February 27, 2025

3.9	Certificate of Amendment to the Certificate of Incorporation, filed January 29, 2026.	Form 8-K	001-41371	3.1	January 30, 2026

3.10	Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form S-1/A	333-260655	3.4	December 21, 2021

3.11	Amendment No. 1 to the Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form 8-K	001-41371	3.1	January 26, 2024

3.12	Amended and Restated Certificate of Designation of Series B Preferred Stock, filed August 13, 2025.	Form 8-K	001-41371	3.1	August 14, 2025

4.1	Common Stock Purchase Warrant, dated October 7, 2021.	Form S-1	333-260655	10.17b	November 1, 2021

4.2	Form of Subsequent Evergreen Common Stock Purchase Warrant.	Form S-1/A	333-260655	10.17d	March 24, 2022

4.3	Form of Warrant dated May 9, 2022.	Form S-1	333-268800	4.1	December 15, 2022

4.4	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.2	May 10, 2022

4.5	Form of Representative’s Warrant dated May 9, 2022.	Form 8-K	001-41371	4.1	May 10, 2022

4.6	Form of Warrant dated February 7, 2023.	Form 8-K	001-41371	4.1	February 8, 2023

4.7	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.3	February 8, 2023

4.8	Form of Representative’s Warrant dated February 7, 2023.	Form 8-K	001-41371	4.2	February 8, 2023

4.9	Form of Warrant dated September 8, 2023.	Form 8-K	001-41371	4.1	September 11, 2023

4.10	Form of Representative’s Warrant dated September 8, 2023.	Form 8-K	001-41371	4.2	September 11, 2023

4.11	Warrant Agency Agreement dated as of September 7, 2023 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.3	September 11, 2023

4.12	Form of Class A Warrant dated May 23, 2024.	Form 8-K	001-41371	4.1	May 29, 2024

4.13	Form of Class B Warrant dated May 23, 2024.	Form 8-K	001-41371	4.2	May 29, 2024

4.14	Form of Pre-Funded Warrant dated May 23, 2024.	Form 8-K	001-41371	4.3	May 29, 2024

4.15	Warrant Agency Agreement dated as of May 23, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	May 29, 2024

4.16	Form of Placement Agent Warrant dated May 23, 2024.	Form 8-K	001-41371	4.5	May 29, 2024

4.17	Form of Class A Warrant dated September 30, 2024.	Form 8-K	001-41371	4.1	October 4, 2024

4.18	Form of Class B Warrant dated September 30, 2024.	Form 8-K	001-41371	4.2	October 4, 2024

4.19	Form of Pre-Funded Warrant dated September 30, 2024.	Form 8-K	001-41371	4.3	October 4, 2024

4.20	Warrant Agency Agreement dated as of September 30, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	October 4, 2024

4.21	Form of Placement Agent Warrant dated September 30, 2024.	Form 8-K	001-41371	4.5	October 4, 2024

4.22	Description of Securities.	__	__	__	Filed herewith

4.23	Form of Warrant dated October 16, 2025.	Form 8-K	001-41371	4.1	October 16, 2025

10.1+	Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form S-1/A	333-260655	10.22	January 19, 2022

10.2+	First Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	June 9, 2023

10.3+	Second Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	August 23, 2024

10.4	Edible Garden AG Incorporated Amended and Restated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	September 25, 2025

10.5+	Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 8-K	001-41371	10.2	September 25, 2025

10.6+	Form of Employee Option Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	__	__	__	Filed herewith

10.7+	Form of Employee RSU Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	__	__	__	Filed herewith

10.8+	Form of Director RSA Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	__	__	__	Filed herewith

10.9+	Form of Director RSU Agreement for under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	__	__	__	Filed herewith

10.10+	Amended and Restated Executive Employment Agreement, by and between Edible Garden AG Incorporated and James E. Kras, dated as of May 13, 2025.	Form 8-K	001-41371	10.5	May 14, 2025

10.11+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 10-Q	001-41371	10.6	November 10, 2022

10.12+	Form of Indemnification Agreement.	Form 8-K	001-41371	10.1	January 26, 2024

10.13	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022.	Form 8-K	001-41371	10.2	September 6, 2022

10.14	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.3	September 6, 2022

10.15	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.4	September 6, 2022

10.16	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022.	Form 8-K	001-41371	10.5	September 6, 2022

10.17±#	Purchase Agreement: Fresh Cut Herbs & Basil, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.1	February 12, 2024

10.18±#	Purchase Agreement: Potted Herbs & Wheatgrass, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.2	February 12, 2024

10.19±	Lease Agreement, made as of December 31, 2014, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.1	October 4, 2024

10.20±	Lease Extension Agreement, dated September 10, 2019, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.2	October 4, 2024

10.21	Equity Distribution Agreement, dated January 31, 2025, by and between Edible Garden AG Incorporated and Maxim Group LLC.	Form 8-K	001-41371	10.1	January 31, 2025

10.22	Standard Merchant Cash Advance Agreement, dated as of April 1, 2025, by and between the Company and Arin Funding LLC.	Form 8-K	001-41371	10.1	April 3, 2025

10.23±	Asset Purchase Agreement, by and between NaturalShrimp Farms Inc., Streeterville Capital, LLC, Edible Garden Sustainable Ventures LLC and Edible Garden AG Incorporated, dated as of May 14, 2025.	Form 8-K	001-41371	10.1	May 14, 2025

10.24	Stock Purchase Agreement, by and between Edible Garden AG Incorporated and Streeterville Capital, LLC, dated as of May 14, 2025.	Form 8-K	001-41371	10.2	May 14, 2025

10.25	Lease Agreement, by and between Edible Garden Sustainable Ventures LLC and Iowa Shrimp Holdings, LLC, dated as of May 14, 2025.	Form 8-K	001-41371	10.3	May 14, 2025

10.26±	Note Purchase Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	Form 8-K	001-41371	10.1#	September 5, 2025

10.27	Secured Promissory Note, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, effective as of August 29, 2025.	Form 8-K	001-41371	10.2	September 5, 2025

10.28	Security Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	Form 8-K	001-41371	10.3	September 5, 2025

10.29	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.1	March 4, 2026

10.30	Secured Promissory Note, dated as of March 3, 2026.	Form 8-K	001-41371	10.2	March 4, 2026

10.31	Security Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.3	March 4, 2026

10.32	Guarantee, for the benefit of Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.4	March 4, 2026

10.33#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for processing.	Form 8-K	001-41371	10.1	March 10, 2026

10.34#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for packaging.	Form 8-K	001-41371	10.2	March 10, 2026

10.35	Form of Inducement Letter Agreement dated May 21, 2025.	Form 10-Q	001-41371	10.7	August 14, 2025

10.36	Form of Inducement Letter Agreement dated October 16, 2025.	Form 8-K	001-41371	10.1	October 16, 2025

16.1	Letter from Marcum LLP, dated April 23, 2025	Form 8-K	001-41371		April 23, 2025

19.1	Edible Garden AG Incorporated Amended and Restated Insider Trading Policy.	Form 10-K	001-41371	19.1	March 31, 2025

21.1	List of Subsidiaries.	__	__	__	Filed herewith

23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Principal Executive Officer.	__	__	__	Filed herewith

31.2	Certification of the Principal Financial Officer.	__	__	__	Filed herewith

32.1	Section 1350 Certifications.	__	__	__	Filed herewith

97	Policy for the Recovery of Erroneously Awarded Compensation.	Form 10-K	001-41371	97	April 1, 2024

101.INS	Inline XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

EDIBLE GARDEN AG INCORPORATED

Date: March 31, 2026	By:	/s/ James E. Kras
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

Signature	Title	Date

/s/ James E. Kras	Chief Executive Officer, President and Director	March 31, 2026
James E. Kras	(principal executive officer)

/s/ Kostas Dafoulas	Interim Chief Financial Officer,	March 31, 2026
Kostas Dafoulas	(principal financial and accounting officer)

/s/ Pamela DonAroma	Director	March 31, 2026
Pamela DonAroma

/s/ Mathew McConnell	Director	March 31, 2026
Mathew McConnell

/s/ Michael Naidrich	Director	March 31, 2026
Michael Naidrich

/s/ Ryan Rogers	Director	March 31, 2026
Ryan Rogers

