Form 10-K/A
period 2025-12-31
Edible Garden AG Inc
filed 2026-04-30
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2026, the registrant had 5,213,691 shares of Common Stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

On March 31, 2026, Edible Garden AG Incorporated (“Edible Garden,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

The Board of Directors has not yet established the date of the 2026 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC. Consequently, our definitive proxy statement for the 2026 annual meeting of shareholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

i

EDIBLE GARDEN AG INCORPORATED

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2026:

Name	Age	Position
James E. Kras	57	Chief Executive Officer, President, Treasurer, Secretary and Director
Kostas Dafoulas	46	Interim Chief Financial Officer
Pamela DonAroma	70	Director
Mathew McConnell	67	Executive Vice President, Director
Michael Naidrich	55	Director
Ryan Rogers	44	Director

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

Pamela DonAroma. Ms. DonAroma has served as one of our directors since April 2023 and as Chief Executive Officer and President of Futures Inc. since its inception in 1989. Futures Inc. is a non-profit organization that advocates for individuals with disabilities through professional development, community-based education and employment opportunities. In her position at Futures Inc., Ms. DonAroma is responsible for all aspects of agency communication, development, human resource management, governmental compliance, accreditation, and financial operations. Ms. DonAroma is the aunt of James Kras, our Chief Executive Officer. Ms. DonAroma was chosen to serve as a director because of her extensive leadership experience and experience in building out an organization and serving on government-appointed boards in Connecticut, as well as her certification as a Master Gardener, which we believe will be important as we ramp up our organizational buildout.

Mathew McConnell. Mr. McConnell has served as one of our directors since May 2022 and our Executive Vice President since December 2025. Mr. McConnell served as Head of US Equity Capital Markets at BancTrust & Co. Investment Bank, an investment bank, from April 2024 to November 2025. Prior to this, Mr. McConnell served as a part-time consultant at CapConnect from July 2023 to April 2024. Mr. McConnell previously served as Chief Executive Officer of Marco Polo Securities, Inc.’s MPS Chaperone and Distribution business from February 2020 to September 2022. In this position, he oversaw international equities, trading, and capital markets processes for this U.S. broker-dealer offering cross-border regulatory and distribution solutions to a robust network of local securities firms across the world. From 2018 to 2020, Mr. McConnell served as Managing Director, Head of Equity Capital Markets of Tellimer (Exotix Capital), a financial brokerage firm, including as a member of its U.S. executive committee. Prior to Tellimer, Mr. McConnell was Head of Capital Markets at Auerbach Grayson, a financial brokerage firm, from 2014 to 2018. Mr. McConnell was chosen to serve as a director because of his extensive international financial and capital markets experience, which we believe will be important as we implement our growth strategy.

Michael Naidrich. Mr. Naidrich has served as one of our directors since December 2025. Mr. Naidrich has served as co-Chief Executive Officer of AmeriVet Securities, Inc., a service-disabled veteran-owned business and Minority Business Enterprise providing capital markets and financing services across multiple lines of business, since December 2020. From March 2016 to January 2021, he led the Capital Markets team at Tigress Financial Partners, where he advised public companies on market strategy, capital formation, and investor engagement. Prior to his service at Tigress Financial Partners, Mr. Naidrich served as President of Nova Capital Markets, overseeing the firm’s day-to-day operations, regulatory compliance, and strategic execution. Earlier in his career, he played a leadership role in the development of a direct access trading platform at Moors & Cabot following the acquisition of NDB Capital Markets by Deutsche Bank. Prior to the acquisition, Mr. Naidrich held senior leadership and trading roles at NDB Capital Markets and served on the firm’s Senior Management team. Mr. Naidrich maintains multiple FINRA registrations. Mr. Naidrich was chosen to serve as a director because he brings more than three decades of experience in capital markets, financial services leadership, and public-company governance.

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

CORPORATE GOVERNANCE

Our Board consists of James Kras, Pamela DonAroma, Mathew McConnell, Michael Naidrich and Ryan Rogers.

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

Michael Naidrich, Pamela DonAroma, and Ryan Rogers serve on the audit committee and meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. Naidrich serves as the Chair of the audit committee. Mr. Naidrich qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Ryan Rogers, Pamela DonAroma, and Michael Naidrich serve on the compensation committee and meet the definition of “independent director” for purposes of serving on a compensation committee under Nasdaq rules. Mr. Rogers serves as the Chair of the compensation committee.

Nominating and Governance Committee

The nominating and governance committee is responsible for assisting the Board in identifying qualified individuals to become directors, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. Pamela DonAroma, Michael Naidrich, and Ryan Rogers serve on the nominating and governance committee and Ms. DonAroma is the Chair of the nominating and governance committee.

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

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The policy applies to all employees, officers and directors of the Company. Key Employees (our directors, executive officers and certain employees who our compliance committee may designate from time to time), may only buy and sell our stock within an open “window period,” which begins 48 hours after the release of the Company’s quarterly or annual financial results and ends on the last day of the next fiscal quarter. Key Employees are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.”

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid for the years ended December 31, 2025 and 2024 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
James E. Kras,	2025	409,615	500,000	(1)	1,000,000	(2)	1,000,000	(3)	9,750	(4)	2,919,365
Chief Executive Officer	2024	300,000	200,000		⸻				⸻		500,000
Kostas Dafoulas,	2025	240,000	⸻		⸻				⸻		240,000
Interim Chief Financial Officer	2024	213,100	⸻		⸻				⸻		213,100
Mathew McConnell Executive Vice President and Director(5)	2025	21,154	⸻		⸻				258,654	(6)	279,808

(1)

Represents discretionary cash bonuses paid to Mr. Kras following the completion of the transactions between the Company, Edible Garden Sustainable Ventures LLC, our wholly owned subsidiary, NaturalShrimp Farms Inc. and Streeterville Capital, LLC.

(2)

Represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. The amounts reported in this column have been computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

(3)	The fair value for stock options granted during 2025 was estimated at the date of grant using the Black-Scholes option pricing model.
(4)	Represents Mr. Kras’s car allowance for use of his personal vehicle in connection with travel on behalf of the Company.
(5)	Mr. McConnell became Executive Vice President of the Company, effective December 1, 2025.
(6)

Represents $158,654 paid in cash and a restricted stock award valued at $100,000 under the 2025 Director and Officer Equity Incentive Plan (the “2025 Plan”) to Mr. McConnell for his service as director.

Employment Agreements

Executive Employment Agreement – James Kras

On May 13, 2025, we entered into an amended and restated executive employment agreement with Mr. Kras (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kras will continue to serve as our Chief Executive Officer.

The Employment Agreement has a term of two years and automatically extends for additional one-year periods unless either party provides notice of non-renewal at least 90 days prior to the end of any term. Pursuant to the Employment Agreement, Mr. Kras is entitled to (i) an annual base salary of $450,000; (ii) an annual cash bonus with a target amount equal to 100% of his base salary based upon the determination of the compensation committee’s assessment of his performance and achieving our goals; (iii) equity awards under the 2025 Plan with an aggregate grant date value of at least $1,000,000; and (iv) participate in our benefit plans. Additionally, pursuant to the Employment Agreement, Mr. Kras received a transaction bonus of $500,000 following the completion of the transactions between us, Edible Garden Sustainable Ventures LLC, our wholly owned subsidiary, NaturalShrimp Farms Inc. and Streeterville Capital, LLC, as disclosed in our Current Report on Form 8-K, filed with the SEC on May 14, 2025. Pursuant to the Employment Agreement, on November 20, 2025, Mr. Kras received (i) an award of restricted stock units valued at $1,000,000, which will vest in four equal annual installments beginning on November 20, 2026; and (ii) an option award valued at $1,000,000, which will become exercisable in four equal annual installments beginning on November 20, 2026. The Employment Agreement contains standard restrictive covenants, including non-competition and non-solicitation, and terms and conditions customarily found in similar agreements.

Letter Agreement– Mathew McConnell

Pursuant to a letter agreement between us and Mr. McConnell, our Executive Vice President, he is entitled to an annual base salary of $275,000 and to participate in benefit plans and programs that are generally available to our employees. Mr. McConnell’s base salary may be reviewed annually by the compensation committee and adjusted based on individual performance, competitive market data, the scope of responsibilities, and our overall compensation philosophy.

Mr. McConnell’s employment under the letter agreement is at-will, which means that either Mr. McConnell or the Company can terminate his employment at any time.

Compensation Arrangements

Mr. Dafoulas, our interim Chief Financial Officer, is compensated based on an engagement letter by and between us and CapConnect dated as of November 6, 2023. Mr. Dafoulas is compensated for the services he provides at rates determined by us and CapConnect.

Potential Payments Upon Termination or Change in Control

Under the Employment Agreement, if Mr. Kras is terminated for cause, resigns without good reason, or his employment ends due to his death or permanent disability, he will be entitled to any earned but unpaid base salary plus accrued benefits earned through the date of termination.

Under the Employment Agreement, in the event of his termination without cause, he will receive (i) severance payments equal to 200% of his then-current base salary and 200% of the target performance bonus for the calendar year in which the termination occurs and (ii) an aggregate cash payment in an amount equal to his annual health insurance premium at the time of his termination multiplied by twelve. Further, if Mr. Kras is terminated without cause within six month prior to or twenty-four months following a Change of Control (as defined in the Employment Agreement), he will receive (i) severance payments equal to 300% of his then-current base salary and 300% of the target performance bonus for the calendar year in which the termination occurs; (ii) immediate vesting of his outstanding and unvested restricted stock, restricted stock units and stock options; and (iii) an aggregate cash payment in an amount equal to Mr. Kras’s annual health insurance premium at the time of his termination multiplied by thirty-six.

Mr. Kras is subject to non-competition and non-solicitation provisions under the Employment Agreement effective for the period of time equal to the greater of: (i) a period of two years following Mr. Kras’s termination of employment if he is still receiving certain severance payments from us; or (ii) a period of one year following Mr. Kras’s termination of employment. In all cases, Mr. Kras’s payments and benefits will be reduced, if necessary, to ensure that the payments and benefits to the executive will not be subject to the “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code and the payments will be deductible by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for our named executive officers as of December 31, 2025, all of which were issued pursuant to the 2025 Plan.

	Option Awards				Stock Awards

Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
James E. Kras	98,825	(1)	10.70	11/20/2035	93,458	(2)	1,000,000

Kostas Dafoulas	—		—	—	—		—

Mathew McConnell	—		—	—	—		—

(1)	These options were granted under the 2025 Plan and will vest in four equal annual installments commencing on November 20, 2026.
(2)	These restricted stock units, which convert into common stock on a one-for-one basis, were granted under the 2025 Plan and will vest in four equal annual installments commencing on November 20, 2026.

Equity Incentive Plan

Under the Company’s 2025 Plan we may issue up to 777,862 shares of common stock to employees, non-employee directors, and any other individuals who perform services for us. Under the 2025 Plan, we may issue awards including options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards as the Board or compensation committee may determine.

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

Director Compensation

In the year ended December 31, 2025, compensation for our non-employee directors included an annual cash retainer of up to $75,000. In addition, on November 20, 2025, Pamela DonAroma, Mathew McConnell, and Ryan Rogers received immediately vesting restricted stock awards under the 2025 Plan as compensation for their services as directors from 2023 through 2025. Further, on December 15, 2025, Ms. DonAroma received immediately vesting restricted stock awards to correct an administrative error in connection with the November 2025 grant.

The following table sets forth information concerning non-employee director compensation during the year ended December 31, 2025. Refer to the “Summary Compensation Table” above for compensation earned by Messrs. Kras and McConnell in 2025.

Name	Fees earned or paid in cash($)	Stock Awards ($)(1)	Total ($)
Ryan Rogers(2)	161,539	100,008	261,547
Pamela DonAroma(2)	161,539	124,167	285,711
Michael Naidrich(3)	-	131,810	131,810

(1)	Includes the aggregate grant date fair value of the RSAs granted during fiscal 2025 as computed in accordance with FASB ASC 718.

(2)	As of December 31, 2025, there were no unvested stock awards outstanding for Mr. Rogers or Ms. DonAroma.

(3)	As of December 31, 2025, Mr. Naidrich had unvested stock awards for an aggregate of 13,181 shares which will fully vest on December 29, 2026 subject to Mr. Naidrich’s continued service as a director.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in this section is presented in accordance with the rules of the SEC. Under these rules, beneficial ownership of a class of capital stock includes (i) any shares over which the person, directly or indirectly, has or shares voting power or investment power, and (ii) any shares the person has the right to acquire within 60 days. If two or more persons share voting power or investment power with respect to specific securities, each person is deemed to be the beneficial owner of those securities. The calculations in this section are based on 5,213,691 shares of common stock and 11,103 shares of Series B Preferred Stock outstanding as of April 27, 2026.

Beneficial Ownership of More Than 5% of the Company’s Shares

The table below presents certain information as of April 27, 2026 regarding the persons known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series B Preferred Stock Beneficially Owned	Percent of Class Beneficially Owned
Streeterville Capital, LLC 297 Auto Mall Drive #4 St. George, Utah 84770	—	11,103	100	%(1)
Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, New York 10022	54,435	—	9.99	%(2)

(1)

Under the terms of the Series B Preferred Stock, Streeterville Capital, LLC, as the holder of the Series B Preferred Stock, is entitled to vote upon all matters upon which holders of common stock have the right to vote. At the Annual Meeting, it is entitled to a number of votes equal to the lesser of 130,549 shares of common stock and 9.99% of our common stock, counted together with shares of our common stock. The Series B Preferred Stock is not convertible into shares of common stock.

(2)

This information is based on a Schedule 13G filed with the SEC on February 17, 2026 by Armistice Capital, LLC (“Armistice”) with respect to shares beneficially owned by it and certain of its subsidiaries. Armistice reports shared voting power with respect to 544,348 shares and shared dispositive power with respect to 544,348 shares as of December 31, 2025. We subsequently effected a 1-for-10 reverse stock split on February 3, 2026. The number of shares beneficially owned by Armistice listed above has been adjusted to account for the 1-for-10 reverse stock split.

Beneficial Ownership of Management and Directors

The table below presents certain information regarding the beneficial ownership of our common stock as of April 27, 2026 by:

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
Named Executive Officers
James E. Kras(1)	735	*
Kostas Dafoulas	—	—
Mathew McConnell(1)	9,355	*
Directors
Pamela DonAroma	11,162	*
Michael Naidrich(2)	13,181	*
Ryan Rogers	9,347	*
All directors and executive officers as a group (6 persons)	43,780	*

* Indicates less than 1%.

(1)	Messrs. Kras and McConnell are also directors of the Company.
(2)	Includes 13,181 unvested shares of restricted stock that vest on December 29, 2026.

Equity Compensation Plan Information

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	98,825	$10.70	(2)	831,270	(3)
Equity compensation plans not approved by security holders	—	—		—
Total	98,825	$10.70		831,270

(1)

The 2022 Plan and the 2025 Plan contain evergreen provisions which allow for an increase in the number of shares available for issuance under the 2022 Plan and the 2025 Plan on the first day of each calendar year, in an amount equal to the lesser of 5% of the total number of shares outstanding on December 31 of the prior calendar year or such smaller number of shares as determined by the Board.

(2)	Restricted stock units do not have an exercise price and have been excluded from the calculation of weighted average exercise price.
(3)	Represents 777,862 and 53,408 shares of common stock remaining available for issuance under the 2025 Plan and 2022 Plan, respectively.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth a summary of transactions since January 1, 2024, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

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

Streeterville Capital, LLC and its Affiliates

Streeterville Capital, LLC ("Streeterville") is the sole holder of the Company's Series B Preferred Stock. Avondale Capital LLC ("Avondale") and Iowa Shrimp Holdings, LLC are affiliates of Streeterville. All three entities are considered related parties of the Company.

During the year ended December 31, 2025, the Company engaged in the following transactions with Streeterville and its affiliates:

•

Issued an aggregate of 15,500 shares of Series B Preferred Stock to Streeterville for total cash consideration of $3,500,000 and as non-cash consideration for the acquisition of the NaturalShrimp assets (see Note 4 under “Notes to Consolidated Financial Statements” included in the Original Form 10-K).

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

•

Entered into a below-market lease with Iowa Shrimp Holdings for the Iowa Facility at a base rent of $1.00 per month, the fair value of which was recorded as a favorable contract intangible of $3,532,749 at the acquisition date (see Notes 4 and 11 under “Notes to Consolidated Financial Statements” included in the Original Form 10-K).

•

Entered into a Note Purchase Agreement with Streeterville Capital, LLC for gross proceeds of $1,750,000, pursuant to which the Company issued to Streeterville a secured promissory note in the principal amount of $1,625,000, which included an original issue discount of $120,000 and reimbursement of Streeterville’s transaction expenses of $5,000, for a purchase price of $1,500,000.

The Streeterville Note bears interest at a rate of 8.0% per annum and matures 13 months after its issuance date. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed an amount of $50,000 per month. Subject to the terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time.

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

Director Independence

Our Board consists of James Kras, Pamela DonAroma, Mathew McConnell, Michael Naidrich and Ryan Rogers. Ms. DonAroma and Messrs. Naidrich and Rogers are considered independent based on the listing standards of Nasdaq. In order to promote open discussion among independent directors, our Board has a policy of regularly conducting executive sessions of independent directors at scheduled meetings led by the lead independent director and at other times requested by other independent directors. Executive sessions do not include directors who are not determined to be independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Fees

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum LLP in the year ended December 31, 2024 and CBIZ CPAs in the year ended December 31, 2025.

	(in thousands)
	2025	2024
Audit Fees(1)	$317.2	$247.2
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	134.7	159.7
Total Fees	$451.9	$406.9

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements and supplemental data are incorporated by reference from the Original Form 10-K, filed on March 31, 2026.

(b) Exhibits

The following exhibits are incorporated by reference and filed as part of this Annual Report on Form 10-K.

				Incorporated by Reference

Exhibit				(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation.	Form S-1	333-260655	3.1	November 1, 2021

3.2	Certificate of Amendment to the Certificate of Incorporation filed September 8, 2021.	Form S-1	333-260655	3.2	November 1, 2021

3.3	Certificate of Amendment to the Certificate of Incorporation, filed May 3, 2022.	Form 10-Q	001-41371	3.1	June 21, 2022

3.4	Certificate of Amendment to the Certificate of Incorporation, filed January 24, 2023.	Form 8-K	001-41371	3.1	January 25, 2023

3.5	Certificate of Amendment to Certificate of Incorporation, filed June 8, 2023.	Form 8-K	001-41371	3.1	June 9, 2023

3.6	Certificate of Amendment to the Certificate of Incorporation, filed November 7, 2023.	Form 8-K	001-41371	3.1	November 9, 2023

3.7	Certificate of Amendment to the Certificate of Incorporation, filed April 1, 2024.	Form 8-K	001-41371	3.1	April 2, 2024

3.8	Certificate of Amendment to the Certificate of Incorporation, filed February 26, 2025.	Form 8-K	001-41371	3.1	February 27, 2025

3.9	Certificate of Amendment to the Certificate of Incorporation, filed January 29, 2026.	Form 8-K	001-41371	3.1	January 30, 2026

3.10	Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form S-1/A	333-260655	3.4	December 21, 2021

3.11	Amendment No. 1 to the Amended and Restated Bylaws of Edible Garden AG Incorporated.	Form 8-K	001-41371	3.1	January 26, 2024

3.12	Amended and Restated Certificate of Designation of Series B Preferred Stock, filed August 13, 2025.	Form 8-K	001-41371	3.1	August 14, 2025

4.1	Common Stock Purchase Warrant, dated October 7, 2021.	Form S-1	333-260655	10.17b	November 1, 2021

4.2	Form of Subsequent Evergreen Common Stock Purchase Warrant.	Form S-1/A	333-260655	10.17d	March 24, 2022

4.3	Form of Warrant dated May 9, 2022.	Form S-1	333-268800	4.1	December 15, 2022

4.4	Warrant Agency Agreement, dated as of May 9, 2022, between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.2	May 10, 2022

4.5	Form of Representative’s Warrant dated May 9, 2022.	Form 8-K	001-41371	4.1	May 10, 2022

4.6	Form of Warrant dated February 7, 2023.	Form 8-K	001-41371	4.1	February 8, 2023

4.7	Warrant Agency Agreement dated as of February 7, 2023 between the Company and American Stock Transfer & Trust Company, LLC.	Form 8-K	001-41371	4.3	February 8, 2023

4.8	Form of Representative’s Warrant dated February 7, 2023.	Form 8-K	001-41371	4.2	February 8, 2023

4.9	Form of Warrant dated September 8, 2023.	Form 8-K	001-41371	4.1	September 11, 2023

4.10	Form of Representative’s Warrant dated September 8, 2023.	Form 8-K	001-41371	4.2	September 11, 2023

4.11	Warrant Agency Agreement dated as of September 7, 2023 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.3	September 11, 2023

4.12	Form of Class A Warrant dated May 23, 2024.	Form 8-K	001-41371	4.1	May 29, 2024

4.13	Form of Class B Warrant dated May 23, 2024.	Form 8-K	001-41371	4.2	May 29, 2024

4.14	Form of Pre-Funded Warrant dated May 23, 2024.	Form 8-K	001-41371	4.3	May 29, 2024

4.15	Warrant Agency Agreement dated as of May 23, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	May 29, 2024

4.16	Form of Placement Agent Warrant dated May 23, 2024.	Form 8-K	001-41371	4.5	May 29, 2024

4.17	Form of Class A Warrant dated September 30, 2024.	Form 8-K	001-41371	4.1	October 4, 2024

4.18	Form of Class B Warrant dated September 30, 2024.	Form 8-K	001-41371	4.2	October 4, 2024

4.19	Form of Pre-Funded Warrant dated September 30, 2024.	Form 8-K	001-41371	4.3	October 4, 2024

4.20	Warrant Agency Agreement dated as of September 30, 2024 between the Company and Equiniti Trust Company, LLC.	Form 8-K	001-41371	4.4	October 4, 2024

4.21	Form of Placement Agent Warrant dated September 30, 2024.	Form 8-K	001-41371	4.5	October 4, 2024

4.22	Description of Securities.	Form 10-K	001-41371	4.22	March 31, 2026

4.23	Form of Warrant dated October 16, 2025.	Form 8-K	001-41371	4.1	October 16, 2025

10.1+	Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form S-1/A	333-260655	10.22	January 19, 2022

10.2+	First Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	June 9, 2023

10.3+	Second Amendment to the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	August 23, 2024

10.4	Edible Garden AG Incorporated Amended and Restated 2022 Equity Incentive Plan.	Form 8-K	001-41371	10.1	September 25, 2025

10.5+	Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 8-K	001-41371	10.2	September 25, 2025

10.6+	Form of Employee Option Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 10-K	001-41371	10.6	March 31, 2026

10.7+	Form of Employee RSU Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 10-K	001-41371	10.7	March 31, 2026

10.8+	Form of Director RSA Agreement under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 10-K	001-41371	10.8	March 31, 2026

10.9+	Form of Director RSU Agreement for under the Edible Garden AG Incorporated 2025 Officer and Director Equity Incentive Plan.	Form 10-K	001-41371	10.9	March 31, 2026

10.10+	Amended and Restated Executive Employment Agreement, by and between Edible Garden AG Incorporated and James E. Kras, dated as of May 13, 2025.	Form 8-K	001-41371	10.5	May 14, 2025

10.11+	Form of Director Restricted Stock Award Agreement under the Edible Garden AG Incorporated 2022 Equity Incentive Plan.	Form 10-Q	001-41371	10.6	November 10, 2022

10.12+	Form of Indemnification Agreement.	Form 8-K	001-41371	10.1	January 26, 2024

10.13	Promissory Note, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 31, 2022.	Form 8-K	001-41371	10.2	September 6, 2022

10.14	Mortgage, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.3	September 6, 2022

10.15	Security Agreement, by and between 2900 Madison Ave Holdings, LLC and NJD Investments, LLC, dated as of August 30, 2022.	Form 8-K	001-41371	10.4	September 6, 2022

10.16	Guaranty, by Edible Garden AG Incorporated, dated as of August 30, 2022.	Form 8-K	001-41371	10.5	September 6, 2022

10.17±#	Purchase Agreement: Fresh Cut Herbs & Basil, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.1	February 12, 2024

10.18±#	Purchase Agreement: Potted Herbs & Wheatgrass, dated as of January 1, 2024, by and between the Company and Meijer Distribution, Inc.	Form 8-K	001-41371	10.2	February 12, 2024

10.19±	Lease Agreement, made as of December 31, 2014, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.1	October 4, 2024

10.20±	Lease Extension Agreement, dated September 10, 2019, by and between Edible Garden Corp. and Whitetown Realty, LLC.	Form 8-K	001-41371	10.2	October 4, 2024

10.21	Equity Distribution Agreement, dated January 31, 2025, by and between Edible Garden AG Incorporated and Maxim Group LLC.	Form 8-K	001-41371	10.1	January 31, 2025

10.22	Standard Merchant Cash Advance Agreement, dated as of April 1, 2025, by and between the Company and Arin Funding LLC.	Form 8-K	001-41371	10.1	April 3, 2025

10.23±	Asset Purchase Agreement, by and between NaturalShrimp Farms Inc., Streeterville Capital, LLC, Edible Garden Sustainable Ventures LLC and Edible Garden AG Incorporated, dated as of May 14, 2025.	Form 8-K	001-41371	10.1	May 14, 2025

10.24	Stock Purchase Agreement, by and between Edible Garden AG Incorporated and Streeterville Capital, LLC, dated as of May 14, 2025.	Form 8-K	001-41371	10.2	May 14, 2025

10.25	Lease Agreement, by and between Edible Garden Sustainable Ventures LLC and Iowa Shrimp Holdings, LLC, dated as of May 14, 2025.	Form 8-K	001-41371	10.3	May 14, 2025

10.26±	Note Purchase Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	Form 8-K	001-41371	10.1#	September 5, 2025

10.27	Secured Promissory Note, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, effective as of August 29, 2025.	Form 8-K	001-41371	10.2	September 5, 2025

10.28	Security Agreement, by and between Edible Garden AG Incorporated and Avondale Capital, LLC, dated as of August 29, 2025.	Form 8-K	001-41371	10.3	September 5, 2025

10.29	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.1	March 4, 2026

10.30	Secured Promissory Note, dated as of March 3, 2026.	Form 8-K	001-41371	10.2	March 4, 2026

10.31	Security Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.3	March 4, 2026

10.32	Guarantee, for the benefit of Streeterville Capital, LLC, dated as of March 3, 2026.	Form 8-K	001-41371	10.4	March 4, 2026

10.33#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for processing.	Form 8-K	001-41371	10.1	March 10, 2026

10.34#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for packaging.	Form 8-K	001-41371	10.2	March 10, 2026

10.35	Form of Inducement Letter Agreement dated May 21, 2025.	Form 10-Q	001-41371	10.7	August 14, 2025

10.36	Form of Inducement Letter Agreement dated October 16, 2025.	Form 8-K	001-41371	10.1	October 16, 2025

10.37+	Letter Agreement with Mathew McConnell	—	—	—	Filed herewith

16.1	Letter from Marcum LLP, dated April 23, 2025.	Form 8-K	001-41371	16.1	April 23, 2025

19.1	Edible Garden AG Incorporated Amended and Restated Insider Trading Policy.	Form 10-K	001-41371	19.1	March 31, 2025

21.1	List of Subsidiaries.	Form 10-K	001-41371	21.1	March 31, 2026

23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.	Form 10-K	001-41371	23.1	March 31, 2026

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Form 10-K	001-41371	23.2	March 31, 2026

24.1	Power of Attorney.	Form 10-K	001-41371	24.1	March 31, 2026

31.1	Certification of the Principal Executive Officer.	__	__	__	Filed herewith

31.2	Certification of the Principal Financial Officer.	__	__	__	Filed herewith

32.1	Section 1350 Certifications.	Form 10-K	001-41371	32.1	March 31, 2026

97	Policy for the Recovery of Erroneously Awarded Compensation.	Form 10-K	001-41371	97	April 1, 2024

101.INS	Inline XBRL Instance Document.	Form 10-K	001-41371	101.INS	March 31, 2026

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Form 10-K	001-41371	101.SCH	March 31, 2026

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Form 10-K	001-41371	101.CAL	March 31, 2026

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Form 10-K	001-41371	101.DEF	March 31, 2026

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Form 10-K	001-41371	101.LAB	March 31, 2026

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

		Form 10-K	001-41371	101.PRE	March 31, 2026

104	Cover Page Interactive Data File	___	__	__	Filed herewith

+	Management contract or compensatory arrangement.
±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
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

EDIBLE GARDEN AG INCORPORATED

Date: April 30, 2026	By:	/s/ James E. Kras
James E. Kras
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Kras	Chief Executive Officer, President and Director	April 30, 2026
James E. Kras	(principal executive officer)

*	Interim Chief Financial Officer	April 30, 2026
Kostas Dafoulas	(principal financial and accounting officer)

*	Director	April 30, 2026
Pamela DonAroma

*	Director	April 30, 2026
Mathew McConnell

*	Director	April 30, 2026
Michael Naidrich

*	Director	April 30, 2026
Ryan Rogers

*By:	/s/ James E. Kras
James E. Kras, as attorney-in-fact

