Form 10-Q
period 2026-03-31
Edible Garden AG Inc
filed 2026-05-15
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 5,469,314 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	March 31,	December 31,
	2026	2025

ASSETS

Current assets:
Cash	$1,952	$1,114
Accounts receivable, net	1,586	1,906
Inventory, net	1,342	1,861
Prepaid expenses and other current assets	720	912

Total current assets	5,600	5,793

Property, equipment and leasehold improvements, net	7,503	10,107
Operating lease right-of-use assets	3,985	4,289
Finance lease right-of-use assets	59	70
Intangible assets, net	297	302
Other assets	35	35

TOTAL ASSETS	$17,479	$20,596

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$5,090	$5,297
Current maturities of operating lease liabilities	229	225
Current maturities of finance lease liabilities	47	46
Short-term debt, net of discounts	2,196	1,441
Derivative liability	165	79

Total current liabilities	7,727	7,088

Long-term liabilities:
Long-term debt, net of discounts	194	215
Long-term operating lease liabilities	708	767
Long-term finance lease liabilities	17	29

Total long-term liabilities	919	1,011

Total liabilities	8,646	8,099

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 1,565,058 and 539,423 shares outstanding as of March 31, 2026 and December 31, 2025, respectively (1))	-	-
Preferred stock ($1,000 par value, 10,000,000 shares authorized; 14,187 and 15,784 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	14,187	15,784
Additional paid-in capital	56,671	55,034
Obligation to issue shares	287	322
Accumulated deficit	(62,312)	(58,643)

Total stockholders’ equity (deficit)	8,833	12,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,479	$20,596

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share information)

	Three Months Ended March 31,
	2026	2025

REVENUE	$3,341	$2,718

OPERATING EXPENSES
Cost of goods sold, excluding depreciation	4,390	2,789
Selling, general and administrative expenses	2,905	2,608
Depreciation and amortization	2,724	248
Gain on sale of asset	-	(1)
Total operating expense	10,019	5,644

Loss from operations	(6,678)	(2,926)

Other income (expenses)
Interest expense, net	(150)	(440)
Loss on sale of tax benefit	(235)	-
Other income / (loss)	40	42
Total other income (expenses)	(345)	(398)

Loss before income taxes	(7,023)	(3,324)

Income tax benefit	3,354	-

NET LOSS	$(3,669)	$(3,324)

Net loss per common share - basic and diluted (1)	$(5.25)	$(24.74)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	752,460	134,333

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands, except for shares) (1)

	Common Stock		Preferred Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2025	593,423	$-	15,784	$15,784	$55,034	$322	$(58,643)	$12,497
Accretion of preferred return on preferred stock	-	-	-	-	(278)	278	-	-
Series B preferred stock issued as payment of preferred return	-	-	313	313	-	(313)	-	-
Exchange of preferred stock for common stock	940,860	-	(1,910)	(1,910)	1,910	-	-	-
Issuance of common stock to employees and consultants	5,225	-	-	-	5	-	-	5
Reverse stock split adjustment, including rounding of fractional shares	25,550	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(3,669)	(3,669)
Balance at March 31, 2026	1,565,058	$-	14,187	$14,187	$56,671	$287	$(62,312)	$8,833

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2024	106,540	$-	$44,946	$459	$(41,311)	$4,094)

Issuance of common stock for warrant exercises	15,020	-	459	(459)	-	-
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	22,113	-	1,148	-	-	1,148
Net Loss	-	-	-	-	(3,324)	(3,324)
Balance at March 31, 2025	143,673	$-	$46,553	$-	$(44,635)	$1,918

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,669)	$(3,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(56)	86
Depreciation and amortization	2,724	248
Amortization of operating lease right of use asset	304	53
Amortization of debt discount	116	430
Gain on sale of asset	-	(1)
Stock-based compensation	5	-
Change in operating assets and liabilities:
Accounts receivable	376	124
Inventory	519	69
Prepaid expenses and other current assets	193	(251)
Accounts payable and accrued expenses	(206)	(714)
Operating lease liabilities	(55)	(52)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	251	(3,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(104)	(79)
Proceed from sale of asset	-	11
NET CASH USED IN INVESTING ACTIVITIES	(104)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,500	190
Payments of debt principal	(798)	(1,049)
Proceeds from sales of common stock from Equity Distribution Agreement	-	1,148
Principal payments on finance lease liabilities	(11)	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	691	279

NET CHANGE IN CASH	838	(3,121)
Cash at beginning of period	1,114	3,530

CASH AT END OF PERIOD	$1,952	$409

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$37	$34

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of preferred stock for common stock	$1,910	$-
Issuance of preferred stock to settle preferred return payable	$313	$-
Obligation to issue preferred stock to settle dividends payable	$278	$-
Discount on note payable related to embedded derivative	$86	$-
Issuance of common stock for warrant exercise	$-	$459

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Recent Developments

Edible Garden Corp., a Nevada corporation, was incorporated on April 9, 2013. On March 28, 2020, Edible Garden Inc., a Wyoming corporation, was incorporated for the purpose of acquiring substantially all of the operating assets of Edible Garden Corp., which was a separately identified reportable segment of its parent company Blum Holdings, Inc. (formerly known as Terra Tech Corporation). The acquisition was completed on March 30, 2020. Prior to March 30, 2020, Edible Garden AG Incorporated had no operations. Hereafter, Edible Garden AG Incorporated and its subsidiaries will collectively be referred to as “Edible Garden,” “we,” “us,” “our,” or the “Successor.” Edible Garden Corp., a wholly owned subsidiary of Blum Holdings, Inc. will be referred to as the “Predecessor.” Throughout these financial statements, the Successor and the Predecessor are also referred to as “the Company” and used interchangeably, unless otherwise noted. On October 1, 2024, the Company acquired the Predecessor for the nominal price of $1.00. See Note 10, “Leases” for additional information.

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

On November 10, 2023, we increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. On April 5, 2024, we declared a 1-for-20 reverse stock split of our outstanding common stock and on March 3, 2025, we declared a 1-for-25 reverse stock split of our outstanding common stock , and on February 3, 2026, we declared a 1-for-10 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding warrants were adjusted in connection with the reverse stock split. Fractional shares resulting from the reverse stock split were rounded up to the next whole share, resulting in the issuance of approximately 25,550 additional shares of common stock.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock splits described above

Nature of Business

Edible Garden is a diversified clean-label nutrition company rooted in controlled environment agriculture (CEA). The Company produces and distributes locally grown, organic, and sustainable fresh produce and herbs, along with a growing portfolio of branded consumer packaged goods and nutraceutical products.  The Company's products are available in more than 6,000 retail locations across the United States, the Caribbean, and South America, as well as through e-commerce channels. The Company is also developing its Prairie Hills facility in Webster City, Iowa into a ready-to-drink (“RTD”) clean nutrition manufacturing hub under its Farm-to-Formula strategy, which initiative is in the development stage and has not yet generated revenue. Our target customers are health-conscious individuals and families seeking fresh, locally grown produce and clean-label, better-for-you nutrition products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2025 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2026, the Company’s audited condensed consolidated financial position as of December 31, 2025, and the unaudited condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025 have been included. Certain prior period amounts in cost of goods sold and selling, general, and administrative expenses have been reclassified to conform to current presentation.

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

However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to continue our business with limited capital resources indicate that substantial doubt exists as to our ability to continue as a going concern. See Note 13, “Going Concern” for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements to Be Adopted in Future Periods

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, as clarified by ASU 2025-01, which requires public business entities to disclose additional disaggregated information about certain income statement expense captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

Examples of significant estimates and assumptions include allowance for credit losses, net realizable value of inventory, accrued liabilities, discount rates used in the measurement and recognition of lease liabilities, recurring fair value measurements, the fair value of property and equipment acquired, stock-based compensation, and the fair value of the associated preferred stock issued in the Natural Shrimp Acquisition. These estimates generally involve complex issues and require us to make judgments, involving an analysis of historical and future trends, that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $357,751 and $413,483 as of March 31, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

During the three months ended March 31, 2026 and 2025, four customers accounted for approximately 69.4% and three customers accounted for 78.7% of our total revenue, respectively. As of March 31, 2026, approximately 86.4% of our gross outstanding trade receivables were attributed to four customers. As of December 31, 2025, approximately 88.2% of our gross outstanding trade receivables were attributed to five customers, 42.7% of which was due from one customer.

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

The only financial instrument measured at fair value on a recurring basis is the embedded derivative, see Note 7, “Notes Payable”, for further disclosure.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of March 31, 2026 and December 31, 2025.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended March 31, 2026 and 2025:

	(in thousands)
	Three Months Ended,
	March 31, 2026	March 31, 2025
Herbs, Produce & Floral	$3,110	$2,547
Vitamins and Supplements	231	171
Total	$3,341	$2,718

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the three months ended March 31, 2026 and 2025, advertising expenses totaled $95,965 and $45,712, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are generally not considered in the diluted loss per share calculation since the effect would generally be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2026 and 2025. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. Diluted earnings per share for the three months ended March 31, 2026 and 2025 excluded warrants to purchase 73,298 and 174,434 shares of common stock, respectively, because their effects were anti-dilutive.

The following table presents the calculation of basic and diluted loss per share of common stock:

	(in thousands)
	Three Months Ended,
	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(3,669)	$(3,324)
Accretion of Series B preferred stock	(278)	-
Net loss attributable to common stockholders – basic and diluted	$(3,947)	$(3,324)

Denominator:
Weighted average shares outstanding – basic and diluted	752,460	134,333

Net loss per share:
Net loss attributable to common stockholders – basic and diluted	$(5.25)	$(24.74)

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2026 and December 31, 2025, such net operating losses were offset entirely by a valuation allowance.

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

During the three months ended March 31, 2026, the Company completed a transaction under the New Jersey Technology Business Tax Certificate Transfer Program administered by the New Jersey Economic Development Authority pursuant to which the Company sold certain unused New Jersey state net operating loss carryforwards to an unrelated third party.

Under the terms of the agreement, the Company transferred New Jersey state net operating losses that previously resulted in a deferred tax asset of approximately $3.4 million in exchange for gross proceeds of approximately $3.1 million, resulting in net cash proceeds of approximately $3.0 million after transaction-related costs of approximately $0.1 million.

Segment Reporting

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) consists of the Chief Executive Officer and its Interim Chief Financial Officer. Management believes that its business operates as one segment because: a) CODM evaluates profit and loss of the Company as a whole; b) the CODM does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas. Accordingly, all amounts required to be disclosed under ASC 280 are included in the financial statements. The measure of segment profit/loss, measure of segment assets, and significant segment expenses that are regularly provided to the chief operating decision maker are shown individually in the statements of operations and balance sheets.

Out-of-Period Adjustments

During the three months ended March 31, 2026, the Company recorded the following out-of-period adjustments: an adjustment that debited other income/expense for $65,000, and an adjustment that increased depreciation expense by $47,000, each of which were recorded during the three months ended March 31, 2026 but belonged to the year ended December 31, 2025. The Company evaluated the quantitative and qualitative aspects of these out-of-period adjustments and determined that they did not have a material impact to any previously reported quarterly or annual financial statements.

NOTE 3 – SELECTED CURRENT ASSET ACCOUNTS

Prepaid expenses and other current assets

The following table summarizes prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025

Prepaid insurance	$194	$364
Other prepaid expenses	200	338
Vendor prepayment	326	210

Total prepaid expenses and other current assets	$720	$912

Inventory

The following table summarizes inventory as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025

Raw materials	$680	$620
Work-in-progress	662	1,241
Finished goods	-	-

Total inventory	$1,342	$1,861

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025

Furniture and equipment	9,505	9,487
Computer hardware	10	10
Leasehold improvements	3,193	3,193
Vehicles	634	634
Land	202	202
Construction in progress	899	813

Subtotal	14,443	14,339
Less accumulated depreciation	(6,940)	(4,232)
Property, equipment and leasehold improvements, net	$7,503	$10,107

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2026 and 2025 was $2,708,057 and $235,644, respectively. Depreciation of certain fixed assets was accelerated in the three months ended March 31, 2026 as a result of the Company's pivot to RTD clean nutrition manufacturing.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of March 31, 2026 and December 31, 2025:

		(in thousands)
	Estimated	March 31, 2026			December 31, 2025
	Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Intellectual property	15	$275	$(17)	$258	$275	$(12)	$263
Pulp brand recipes	15	50	$(11)	$39	$50	$(11)	$39
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$387	$(90)	$297	$387	$(85)	$302

Amortization expense for the three months ended March 31, 2026 and 2025 was $5,408 and $833, respectively. Annual amortization expense for each of the next five years is estimated to be $21,632 and thereafter $194,246.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31, 2026	December 31, 2025

Accounts payable	$3,618	$3,786
Accrued interest payable	11	-
Accrued payroll	210	335
Accrued vacation	87	102
Other accrued expenses	299	209
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$5,090	$5,297

NOTE 7 – NOTES PAYABLE

The following table summarizes notes payable as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025
Streeterville note	$1,625	$-
Avondale secured promissory note	438	1,006
Insurance financing agreement	203	337
NJD Investments, LLC promissory note	166	248
SBA loans	150	150
Vehicle loans	117	136
Total Gross Debt	$2,699	$1,877

Less: debt discounts and issuance costs	(309)	(221)
Net Long-Term Debt	$2,390	$1,656

The principal payments due on our notes payable for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2026 (remaining)	880
2027	1,669
2028	-
2029	-
2030	-
Thereafter	150
Total	$2,699

Streeterville Note

On March 3, 2026, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured promissory note (the “Streeterville Note”) with an aggregate principal balance of $1,625,000. The Streeterville Note included an original issue discount (“OID”) of $120,000 and reimbursement of transaction expenses of $5,000, resulting in net cash proceeds to the Company of approximately $1.5 million.

The Streeterville Note bears interest at a rate of 8.0% per annum and matures 13 months from the issuance date. Beginning six months following issuance, Streeterville may redeem portions of the outstanding balance, subject to the terms and conditions of the Streeterville Note, in amounts not to exceed $50,000 per month.

In addition, beginning three months after issuance of the Streeterville Note, the Company is required to pay a monthly monitoring fee to Streeterville in accordance with the terms of the Note Purchase Agreement. The monitoring fee is recorded within interest expense over the term in which the obligation is incurred.

The Streeterville Note is secured by substantially all of the Company’s assets pursuant to a related security agreement. The obligations under the Streeterville Note contain customary events of default, including, among others, failure to make required payments, bankruptcy or insolvency events, and breaches of representations, warranties or covenants. Upon an event of default, the outstanding obligations may become immediately due and payable and may accrue interest at a default rate as defined in the agreement.

The Company evaluated the accounting treatment of the Streeterville Note under applicable accounting guidance, including ASC 470, Debt, and ASC 815, Derivatives and Hedging. The Company concluded that the OID and debt issuance costs should be recorded as a direct deduction from the carrying amount of the debt and amortized to interest expense over the term of the Streeterville Note using the effective interest method.

NOTE 8 – SERIES B PREFERRED STOCK

In connection with the asset purchase agreement (the “APA”), on May 13, 2025, the Board approved a certificate of designation, subsequently amended on July 29, 2025 and August 13, 2025, fixing the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions of the Series B Preferred Stock, a series of preferred stock of the Company. Of the Company’s 10,000,000 previously undesignated shares of preferred stock, par value $0.0001 per share, 50,000 shares were designated as Series B Preferred Stock as of May 14, 2025.

As consideration for the acquired assets pursuant to the APA, the Company issued 12,000 shares of Series B Preferred Stock to Streeterville as the sole shareholder of NaturalShrimp, at a stated value of $1,000 per share, for an aggregate purchase price of $12,000,000.

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

Beginning in December 2025, the Company entered into a series of exchange agreements with Streeterville pursuant to which shares of Series B Preferred Stock were exchanged for shares of the Company's common stock. As of December 31, 2025, the Company had exchanged 175 shares of Series B Preferred Stock for an aggregate of 14,457 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $175,000. For the three months ended March 31, 2026 the Company exchanged 1,910 shares of Series B Preferred Stock for an aggregate of 940,860 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $1,910,000.

As of March 31, 2026, there were 14,187 shares of Series B Preferred Stock outstanding and 277 shares were pending issuance.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2026, the Company issued 5,225 restricted stock awards to an employee of the Company as compensation and recognized stock-based compensation expense of $5,016 for the awards, which vested immediately. During the three months ended March 31, 2025, the Company did not issue restricted stock awards.

As of March 31, 2026, shares available for future stock compensation grants totaled 48,183.

Warrants

There was no warrant activity during the three months ended March 31, 2026. Total shares of common stock issuable upon exercise of the outstanding warrants is 461,451 as of March 31, 2026 and December 31, 2025 have a weighted-average exercise price per share of $43.61.

NOTE 10 – LEASES

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

During the three months ended March 31, 2026, total operating lease cost was $322,317, of which $6,399 was associated with short-term leases. During the year ended March 31, 2025, total operating lease cost was $83,939, of which $15,817 was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025
Operating lease assets	$3,985	$4,289
Current maturities of operating lease liabilities	$229	$225
Long-term operating lease liabilities	$708	$767

The table below presents the maturities of operating liabilities for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter are as follows:

(in thousands)
Operating
Leases
2026 (remaining)	$271
2027	274
2028	277
2029	209
2030	-
Total lease payments	1,031
Less: discount	(94)
Total operating lease liabilities	$937

Other information related to the operating lease term and discount rate is as follows:

March 31,
2026
Weighted-average remaining lease term (years)	3.8
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31,	December 31,
	2026	2025
Financing lease assets	$59	$70
Current maturities of finance lease liabilities	$47	$46
Long-term finance lease liabilities	$17	$29

The components of finance lease expense are as follows:

		(in thousands)
		Three Months Ended
	Classification on the Statement of Operations	March 31, 2026	March 31, 2025
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$11	$11
Interest on finance lease liabilities	Interest expense, net	2	3
Total finance lease cost		$13	$14

The table below presents the maturities of financing lease liabilities for the remaining nine months ending December 31, 2026 and for each of the next two years ending December 31, and thereafter were as follows:

(in thousands)
Financing
Leases
2026 (remaining)	$39
2027	30
Total lease payments	69
Less: interest	(5)
Total finance lease liabilities	$64

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 12 – RELATED PARTY TRANSACTION

Streeterville is a principal stockholder of the Company and the sole holder of the Company's Series B Preferred Stock. Avondale Capital LLC (“Avondale”) is an affiliate of Streeterville. Both entities are considered related parties of the Company. During the three months ended March 31, 2026, the Company entered into a note purchase agreement (see Note 7) and a series of Series B Preferred Stock exchange agreements (see Note 8) with Streeterville. As of March 31, 2026, the Company has an outstanding balance of notes payable due to Avondale and Streeterville (see Note 7).

NOTE 13 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the three months ended March 31, 2026, we incurred a net loss of $3.7 million. We expect to experience further significant net losses in the foreseeable future. As of March 31, 2026, we had cash available for operations of $2.0 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 14 – SUBSEQUENT EVENTS

After March 31, 2026, the Company exchanged 4,620 shares of Series B Preferred Stock with an aggregate stated value of $4,620,000 for a total of 6,966,627 shares of common stock with Streeterville.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “potential,” “projections,” “should,” “will,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

OVERVIEW

We are a controlled environment agriculture ("CEA") farming company. We use traditional agricultural growing techniques together with technology to grow fresh, organic food sustainably and safely while improving traceability. We operate glass, hydroponic, and vertical greenhouse structures that enable us to grow organic herbs consistently year-round while using less land, less energy, and less water than conventional agriculture. In our hydroponic greenhouse, we grow plants without soil. Instead of planting one row of plants in the ground, by using a vertical growing system, we can grow many towers of plants in the same area by planting up instead of planting across. Growing these products sustainably means that we avoid depleting natural resources in order to maintain an ecological balance, such as by renewing, reusing and recycling materials in order to lower the overall one-time use of materials.

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

As of March 31, 2026, we offer more than 140 stock keeping units ("SKUs") spanning two principal product segments: (i) fresh produce, including cut herbs, hydroponic basil, potted herbs, and wheatgrass; and (ii) shelf-stable and refrigerated consumer packaged goods, including sports nutrition and nutraceuticals (Kick.™ and Vitamin Whey®/Vitamin Way®), fermented gourmet sauces and chili-based products (Pulp®), and functional fermented pickles and sauerkraut (Pickle Party™). We also supply products under private label arrangements to major retail customers. We have leveraged our brand recognition to offer co-manufactured consumer-packaged goods across protein, fermented foods, and flavoring categories in addition to our core fresh produce business. Our tagline "Simply Local, Simply Fresh" reflects our strategy of growing products in regional communities close to the retail locations where they are sold, extending shelf life and supporting local brand awareness.

Our products are available in over 6,000 retail locations across the United States, the Caribbean, and South America. We operate vertically integrated greenhouses and processing facilities at Edible Garden Heartland in Grand Rapids, Michigan; Edible Garden Prairie Hills in Webster City, Iowa; and our headquarters at Edible Garden Belvidere in Belvidere, New Jersey. We also partner with a network of contract growers strategically located near major U.S. population centers.

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

Since our initial public offering, our primary business strategy has been focused on the production and sale of fresh, locally grown, USDA Organic produce through a vertically integrated CEA model. During the fiscal year ended December 31, 2025, and continuing into 2026, we began executing a material expansion and evolution of that strategy.

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

RECENT DEVELOPMENTS

On January 29, 2026, we filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of its common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on February 3, 2026. As a result of the Reverse Stock Split, every 10 shares of our outstanding common stock were combined into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split; any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of outstanding warrants and to all then-outstanding awards under our equity incentive plan. The Reverse Stock Split did not change the par value of the common stock or the total number of authorized shares. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

The Reverse Stock Split was implemented, in part, to help maintain compliance with Nasdaq’s continued listing requirements. We were subject to a Panel Monitor, as defined by Nasdaq Listing Rule 5815(d)(4)(A), through April 8, 2026.

During the three months ended March 31, 2026, we entered into exchange agreements (the “Exchange Agreements”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to which we agreed to exchange an aggregate of 1,910 shares of our Series B Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for a total of 940,860 shares of our common stock, par value $0.0001 per share (“Exchange Shares”). The Preferred Stock had an aggregate stated value of $1.9 million. The number of Exchange Shares issued under the Exchange Agreements was determined by dividing the Stated Value by the Nasdaq Minimum Price of our common stock as reported on the Nasdaq Capital Market on the day immediately preceding the date the Exchange Agreements were entered into. The issuance of the Exchange Shares pursuant to the Exchange Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were conducted pursuant to the exemption provided in Section 3(a)(9) under the Securities Act.

Subsequent to March 31, 2026, we entered into additional Exchange Agreements with Streeterville pursuant to which we agreed to exchange an aggregate of 4,620 shares of the Preferred Stock with an aggregate Stated Value of $4.6 million for a total of approximately 6,966,627 Exchange Shares on the same terms described above.

In January 2026, we completed the sale of its net operating losses under the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program and received gross proceeds of approximately $3.1 million.

During the three months ended March 31, 2026, we entered into a two-year distribution agreement with Busch’s Fresh Food Market and achieved chainwide distribution of its USDA Organic herbs at all The Fresh Market locations. On April 21, 2026, we were awarded new distribution with Target to supply a substantial portion of its fresh-cut herbs, with shipments expected to commence in May 2026.

In March 2026, we selected Tetra Pak® as its packaging and processing technology partner for its planned RTD beverage facility in Webster City, Iowa. On April 17, 2026, we secured a $2.7 million incentive package from the Iowa Economic Development Authority under the Business Incentives for Growth program to support the redevelopment of the our approximately 400,000 square-foot Webster City facility into a production plant for shelf-stable RTD nutritional beverages.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” We file a consolidated United States federal income tax return. We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2026 and December 31, 2025, such net operating losses were offset entirely by a valuation allowance.

We recognize uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. We classify income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31
	2026	2025

REVENUE	$3,341	$2,718

OPERATING EXPENSES
Cost of goods sold, excluding depreciation	4,390	2,789
Selling, general and administrative expenses	2,905	2,608
Depreciation and amortization	2,724	248
Gain on sale of asset	-	(1)
Total operating expense	10,019	5,644

Loss from operations	(6,678)	(2,926)

Other income (expenses)
Interest expense, net	(150)	(440)
Loss on sale of tax benefit	(235)	-
Other income / (loss)	40	42
Total other income (expenses)	(345)	(398)

Loss before income taxes	(7,023)	(3,324)

Income tax benefit	3,354	-

NET LOSS	$(3,669)	$(3,324)

Revenue

Revenue was $3.3 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. The increase in revenue of $623 thousand, or 22.9%, is primarily attributable to continued growth in our cut herb portfolio across our retail client base, which grew $550 thousand, or 46%.

Operating Expenses

Operating expenses were $10.0 million for the three months ended March 31, 2026, compared to $5.6 million for the three months ended March 31, 2025. The increase of $4.4 million or 77.5% was primarily due to increase in cost of goods sold and depreciation expense and amortization.  Increase in cost of goods sold was primarily driven by increased sales and a portfolio shift to cut herbs, which is primarily sourced from third party growers at higher cost. Depreciation expense increase of $2.5 million was primarily due to accelerated depreciation of certain fixed assets as a result of the Company’s pivot to RTD clean nutrition manufacturing.

Loss from operations

Loss from operations were $6.7 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025.  The increase in the loss from operations was driven by higher overall expenses across cost of goods sold and depreciation expense, partially offset by an increase in revenue.

Interest expense

Interest expense was $150 thousand for the three months ended March 31, 2026, compared to $440 thousand for the three months ended March 31, 2025. Lower interest expense was driven by lower overall outstanding debt balances at lower interest rates.

Income tax benefit

Income tax benefit was $3.4 million for the three months ended March 31, 2026. We transferred state tax benefit to a third-party buyer in exchange for a cash consideration and recorded a gain driven primarily due to valuation allowance release.

Net loss

Net loss was $3.7 million for the three months ended March 31, 2026, compared to a net loss of $3.3 million for the three months ended March 31, 2025. The reasons for the decrease in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $3.7 million during the three months ended March 31, 2026 and $17.3 million during the year ended December 31, 2025. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that our existing cash will fund operations into the third quarter of 2026 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash provided by (used in) operating activities was $251 thousand and ($3.3) million during the three months ended March 31, 2026 and 2025, respectively. Our financial statements have been prepared on a “going concern” basis.  However, substantial doubt exists regarding our ability to continue as a going concern for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

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

Liquidity

Our primary liquidity requirements are for working capital, continued investments in capital expenditures, repayment of indebtedness, and other strategic investments. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. Our liquidity needs have been met primarily through public equity offerings, term loan borrowings, accounts receivable financing, convertible notes, and related party loans.

As of March 31, 2026 and December 31, 2025, we had $2.0 million and $1.1 million in cash and cash equivalents available, respectively. During the three months ended March 31, 2026, cash provided by operating activities was $251 thousand. As of March 31, 2026 and December 31, 2025, we had $2.7 million and $1.9 million of total debt outstanding, respectively.

We may not be able to access the capital markets in the future on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2026.

Capital Resources

In January 2026, we completed the sale of our net operating losses under the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program and received gross proceeds of approximately $3.4 million.

On March 3, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which we issued to Streeterville a secured promissory note in the principal amount of $1.6 million (the “Streeterville Note”), which included an original issue discount of $120 thousand and reimbursement of Streeterville’s transaction expenses of $5 thousand, for a purchase price of $1.5 million. The Streeterville Note bears interest at a rate of 8.0% per annum and matures 13 months after its issuance date.

We expect to continue to incur losses and negative cash flows from operations for the foreseeable future. We may seek to raise additional capital through equity or debt financings, sales of assets, or other strategic alternatives. There can be no assurance that any additional financing will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly reduce our operations or delay, scale back or discontinue the development of one or more of our products or operations.

For more information on our outstanding debt as of March 31, 2026 and December 31, 2025, see Note 7“Notes Payable.”

Cash Flows

Operating activities

During the three months ended March 31, 2026, cash provided by operating activities was $251 thousand. During the three months ended March 31, 2025, cash used for operating activities was $3.3 million.  For the period ended March 31, 2026, the net loss of $3.7 million was offset by accelerated depreciation of certain fixed assets related to Company’s pivot to RTD manufacturing of $2.7 million, amortization of operating lease right of use assets related to Natural Shrimp totaling $304 thousand, and working capital decrease of $827 thousand. For the period ended March 31, 2025, the net loss of $3.3 million was offset by depreciation and amortization expense, as well as amortization of debt discount totaling $678 thousand, working capital increase of $686 thousand.

Investing activities

During the three months ended March 31, 2026 and 2025, cash used in investing activities was $104 thousand and $68 thousand, respectively. The increase is related to the cash flow impact from higher capital expenditures related to the Natural Shrimp asset purchase.

Financing activities

During the three months ended March 31, 2026 and 2025, cash provided by financing activities was $691 thousand and $279 thousand, respectively. The increase is driven by $1.5 million related to the Streeterville Note, offset by $798 thousand of debt repayments and $11 thousand of lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2026, at the reasonable assurance level.

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

ITEM 5. OTHER INFORMATION

2026 Annual Meeting Date

On May 5, 2026, our Board of Directors established June 17, 2026 as the date of our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), which will be held virtually. The exact time and website address for the 2026 Annual Meeting will be set forth in the Company's definitive proxy statement for the 2026 Annual Meeting.

As the 2026 Annual Meeting is being held more than 30 days after the first anniversary of the Company's 2025 Annual Meeting of Stockholders, which was held on September 24, 2025, the Company is hereby providing notice of the below revised deadlines for qualified stockholder proposals and stockholder nominations pursuant to the Company's Amended and Restated Bylaws, as amended (the “Bylaws”), and Rule 14a-5(f) under the Exchange Act.

Stockholder proposals and director nominations brought under the Company's Bylaws, which would not be included in the Company's proxy materials for the 2026 Annual Meeting, must comply with advance notice provisions set forth in the Company's Bylaws. For any proposed business or nomination to be considered properly brought before the 2026 Annual Meeting, the Company must receive written notice of such business or nomination at its principal executive offices no later than the close of business on May 21, 2026. In order for a stockholder proposal for the 2026 Annual Meeting to be eligible for inclusion in the Company's proxy statement pursuant to Rule 14a-8 of the Exchange Act, the Company must receive the proposal and supporting statements at its principal executive offices no later than the close of business on May 21, 2026.

Any notice of proposed business or nomination must comply with the requirements set forth in the Bylaws or Rule 14a-8, as applicable. All proposals must be delivered in writing to our Secretary at our principal executive office, 283 County Road 519, Belvidere, New Jersey 07823.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed January 29, 2026.	8-K	001-41371	January 30, 2026
10.1	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	8-K	001-41371	March 4, 2026
10.2	Secured Promissory Note, dated as of March 3, 2026.	8-K	001-41371	March 4, 2026
10.3	Security Agreement, by and between the Company and Streeterville Capital, LLC, dated as of March 3, 2026.	8-K	001-41371	March 4, 2026
10.4	Guarantee, for the benefit of Streeterville Capital, LLC, dated as of March 3, 2026.	8-K	001-41371	March 4, 2026
10.5#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for processing.	8-K	001-41371	March 10, 2026
10.6#	Interim Order Agreement, by and between the Company and Tetra Pak Inc., dated as of March 4, 2026 for packaging.	8-K	001-41371	March 10, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: May 15, 2026

