Form 10-Q
period 2026-06-30
Edible Garden AG Inc
filed 2026-08-14
CIK 1809750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 1,951,509 shares of Common Stock, $0.0001 par value per share, outstanding.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	June 30,	December 31,
	2026	2025

ASSETS

Current assets:
Cash	$658	$1,114
Restricted cash, current	3,250	-
Accounts receivable, net	979	1,906
Inventory, net	1,182	1,861
Prepaid expenses and other current assets	691	912

Total current assets	6,760	5,793

Restricted cash, noncurrent	6,750	-
Property, equipment and leasehold improvements, net	10,143	10,107
Operating lease right-of-use assets	3,680	4,289
Finance lease right-of-use assets	48	70
Intangible assets, net	291	302
Other assets	35	35

TOTAL ASSETS	$27,707	$20,596

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$7,251	$5,297
Current maturities of operating lease liabilities	233	225
Current maturities of finance lease liabilities	48	46
Short-term debt, net of discounts	1,610	1,441
Derivative liability	165	79

Total current liabilities	9,307	7,088

Long-term liabilities:
Long-term debt, net of discounts	12,175	215
Long-term operating lease liabilities	648	767
Long-term finance lease liabilities	4	29

Total long-term liabilities	12,827	1,011

Total liabilities	22,134	8,099

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 100,000,000 shares authorized, 525,638 and 13,187 shares outstanding as of June 30, 2026 and December 31, 2025, respectively (1))	-	-
Preferred stock ($1,000 par value, 10,000,000 shares authorized; 6,593 and 15,784 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	6,593	15,784
Additional paid-in capital	64,411	55,034
Obligation to issue shares	140	322
Accumulated deficit	(65,571)	(58,643)

Total stockholders’ equity (deficit)	5,573	12,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,707	$20,596

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE	$3,550	$3,146	$6,891	$5,864

OPERATING EXPENSES
Cost of goods sold, excluding depreciation	2,955	2,512	7,345	5,142
Selling, general and administrative expenses	3,134	3,993	6,039	6,760
Depreciation and amortization	654	234	3,378	482
Gain on sale of asset	(16)	-	(16)	(1)
Total operating expense	6,727	6,739	16,746	12,383

Loss from operations	(3,177)	(3,593)	(9,855)	(6,519)

Other income (expenses)
Interest expense, net	(163)	(389)	(313)	(829)
Loss on extinguishment of debt	-	(114)	-	(114)
Loss on sale of tax benefit	-	-	(235)	-
Other income / (loss)	81	53	121	95
Total other income (expenses)	(82)	(450)	(427)	(848)

Loss before income taxes	(3,259)	(4,043)	(10,282)	(7,367)

Income tax benefit	-	-	3,354	-

NET LOSS	$(3,259)	$(4,043)	(6,928)	(7,367)

Net loss per common share - basic and diluted (1)	$(18.79)	$(2,960.37)	$(74.09)	$(4,478.10)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	180,420	4,687	99,023	3,841

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands, except for shares) (1)

	Common Stock		Preferred Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Total
Balance at March 31, 2026	34,779	$-	14,187	$14,187	$56,671	$287	$(62,312)	$8,833
Accretion of preferred return on preferred stock	-	-	-	-	(131)	131	-	-
Series B preferred stock issued as payment of preferred return	-	-	277	277	-	(278)	-	(1)
Exchange of preferred stock for common stock	490,859	-	(7,871)	(7,871)	7,871	-	-	-
Net loss	-	-	-	-	-	-	(3,259)	(3,259)
Balance at June 30, 2026	525,638	$-	6,593	$6,593	$64,411	$140	$(65,571)	$5,573

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at March 31, 2025	3,193	$-	$46,553	$-	$(44,635)	$1,918
Issuances of common stock for warrant exercises	2,221	-	3,261	-	-	3,261
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	663	-	611	-	-	611
Issuances of common stock for services	209	-	-	-	-	-
Series B preferred stocks dividends payable	-	-	(155)	-	-	(155)
Net Loss	-	-	-	-	(4,043)	(4,043)
Balance at June 30, 2025	6,286	$-	$50,270	$-	$(48,678)	$1,592

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands, except for shares) (1)

	Common Stock		Preferred Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2025	13,187	$-	15,784	$15,784	$55,034	$322	$(58,643)	$12,497
Accretion of preferred return on preferred stock	-	-	-	-	(409)	409	-	-
Series B preferred stock issued as payment of preferred return	-	-	590	590		(591)	-	(1)
Exchange of preferred stock for common stock	511,768	-	(9,781)	(9,781)	9,781	-	-	-
Issuance of common stock to employees and consultants	116	-	-	-	5	-	-	5
Reverse stock split adjustment, including rounding of fractional shares	567	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,928)	(6,928)
Balance at June 30, 2026	525,638	$-	6,593	$6,593	$64,411	$140	$(65,571)	$5,573

	Common Stock		Additional Paid-In	Obligation to Issue	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance at December 31, 2024	2,368	$-	$44,946	$459	$(41,311)	$4,094
Issuances of common stock for warrant exercises	2,346	-	3,720	(459)	-	3,261
Sale of common stock pursuant to Equity Distribution Agreement, net of fees	1,363	-	1,759	-	-	1,759
Issuances of common stock for services	209	-	-	-	-	-
Series B preferred stocks dividends payable	-	-	(155)	-	-	(155)
Net Loss	-	-	-	-	(7,367)	(7,367)
Balance at June 30, 2025	6,286	$-	$50,270	$-	$(48,678)	$1,592

(1) Adjusted to reflect the stock splits as described in Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDIBLE GARDEN AG INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,928)	$(7,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	101	363
Depreciation and amortization	3,378	482
Amortization of operating lease right of use asset	608	254
Amortization of debt discount	178	810
Gain on sale of asset	(16)	(1)
Loss on extinguishment of debt	-	114
Stock-based compensation	5	-
Change in operating assets and liabilities:
Accounts receivable	826	394
Inventory	679	177
Prepaid expenses and other current assets	222	(156)
Accounts payable and accrued expenses	1,953	(1,730)
Operating lease liabilities	(111)	(104)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	895	(6,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(3,364)	(133)
Proceed from sale of asset	-	11
NET CASH USED IN INVESTING ACTIVITIES	(3,364)	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	13,500	1,625
Payments of debt principal	(1,465)	(3,448)
Proceeds from sale of preferred stock	-	3,000
Proceeds from sales of common stock from Equity Distribution Agreement	-	1,759
Proceeds from common stock warrant exercises	-	3,261
Principal payments on finance lease liabilities	(22)	(20)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,013	6,177

NET CHANGE IN CASH AND RESTRICTED CASH	9,544	(709)
Cash and restricted cash at beginning of period	1,114	3,530

CASH AND RESTRICTED CASH AT END OF PERIOD	$10,658	$2,821

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$122	$56

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of preferred stock for common stock	$9,781	$-
Issuance of preferred stock to settle preferred return payable	$590	$155
Obligation to issue preferred stock to settle dividends payable	$409	$-
Discount on note payable related to embedded derivative	$86	$-
Assets acquired through issuing preferred stock	$-	$12,000
Issuance of common stock for warrant exercise	$-	$459

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

On November 10, 2023, the Company increased the total number of authorized shares of capital stock of the Company from 20,000,000 to 110,000,000 and increased the total authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. On April 5, 2024, the Company declared a 1-for-20 reverse stock split of our outstanding common stock, and on March 3, 2025, the Company declared a 1-for-25 reverse stock split of our outstanding common stock. On February 3, 2026, we declared a 1-for-10 reverse stock split of our outstanding common stock. Fractional shares resulting from the reverse stock split were rounded up to the next whole share, resulting in the issuance of approximately 568 additional shares of common stock.

On July 13, 2026, we declared a 1-for-45 reverse stock split of our outstanding common stock. The conversion or exercise prices of our issued and outstanding warrants were adjusted in connection with the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Instead, stockholders who otherwise would have been entitled to receive a fractional share received a whole share through the rounding-up mechanism provided in the Certificate of Amendment. The reverse stock split did not affect the par value of the Company's common stock, which remains $0.0001 per share, or the number of authorized shares of common stock, which remains 100,000,000 shares.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2026, the Company’s audited condensed consolidated financial position as of December 31, 2025, and the unaudited condensed consolidated results of operations for the three and six month ended June 30, 2026 and 2025, and the unaudited condensed statement of cash flows for the six month ended June 30, 2026 and 2025 have been included. Certain prior period amounts in cost of goods sold and selling, general, and administrative expenses have been reclassified to conform to current presentation.

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

Trade and Other Receivables

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets net of an allowance. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current and expected future economic trends, in determining the allowance. The Company does not accrue interest receivable on past due accounts receivable. The reserve for credit losses was $514,255 and $413,483 as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

During the six months ended June 30, 2026 and 2025, four customers accounted for approximately 66.2% and four customers accounted for 84.7% of our total revenue, respectively. As of June 30, 2026, approximately 77.0% of our gross outstanding trade receivables were attributed to four customers. As of December 31, 2025, approximately 88.2% of our gross outstanding trade receivables were attributed to five customers, 42.7% of which was due from one customer.

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

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. The reserve for excess and obsolete inventory was not material as of June 30, 2026 and December 31, 2025.

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

Disaggregation of Revenue

The following table includes revenue disaggregated by revenue stream for the three months ended June 30, 2026 and 2025:

	(in thousands)
	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Herbs, Produce & Floral	$3,353	$2,886	$6,463	$5,433
Vitamins and Supplements	197	260	428	431
Total	$3,550	$3,146	$6,891	$5,864

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

The Agreements became effective as of January 1, 2024, and expire on December 31, 2026. The Agreements may be renewed for an additional two-year term upon the mutual agreement of the Company and the Buyer. The Agreements may be terminated by the Buyer without cause upon sixty days’ prior notice.

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

On July 28, 2026, the Company and Buyer entered into a purchase agreement pursuant to which the Company will supply Buyer-branded products to the Buyer (the “2027 Agreement”) beginning in January 2027. The 2027 Agreement will replace the Agreements between the Company and the Buyer scheduled to expire December 31, 2026.

Cost of Goods Sold

Cost of goods sold includes materials, labor and overhead costs incurred in cultivating, producing, and shipping our products.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” During the six months ended June 30, 2026 and 2025, advertising expenses totaled $120,945 and $77,193, respectively.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are generally not considered in the diluted loss per share calculation since the effect would generally be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2026 and 2025. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods. Diluted earnings per share for the three and six months ended June 30, 2026 and 2025 excluded warrants to purchase 9,807 and 10,254 shares of common stock, respectively, because their effects were anti-dilutive.

The following table presents the calculation of basic and diluted loss per share of common stock:

	(in thousands)
	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss	$(3,259)	$(4,043)	$(6,928)	$(7,367)
Deemed dividend on warrant	-	(9,833)	-	(9,833)
Accretion of Series B preferred stock	(131)	-	(409)	-
Net loss attributable to common stockholders – basic and diluted	$(3,390)	$(13,876)	$(7,337)	$(17,200)

Denominator:
Weighted average shares outstanding – basic and diluted	180,420	4,687	99,023	3,841

Net loss per share:
Net loss attributable to common stockholders – basic and diluted	$(18.79)	$(2,960.37)	$(74.09)	$(4,478.10)

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2026 and December 31, 2025, such net operating losses were offset entirely by a valuation allowance.

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

During the six months ended June 30, 2026, the Company completed a transaction under the New Jersey Technology Business Tax Certificate Transfer Program administered by the New Jersey Economic Development Authority pursuant to which the Company sold certain unused New Jersey state net operating loss carryforwards to an unrelated third party.

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

NOTE 3 – SELECTED CURRENT ASSET ACCOUNTS

Prepaid expenses and other current assets

The following table summarizes prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025

Prepaid insurance	$64	$364
Other prepaid expenses	222	338
Vendor prepayment	405	210

Total prepaid expenses and other current assets	$691	$912

Inventory

The following table summarizes inventory as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025

Raw materials	$699	$620
Work-in-progress	483	1,241
Finished goods	-	-

Total inventory	$1,182	$1,861

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following table summarizes property, equipment and leasehold improvements as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025

Furniture and equipment	9,538	9,487
Computer hardware	10	10
Leasehold improvements	3,193	3,193
Vehicles	634	634
Land	202	202
Construction in progress	4,142	813

Subtotal	17,719	14,339
Less accumulated depreciation	(7,576)	(4,232)
Property, equipment and leasehold improvements, net	$10,143	$10,107

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2026 and 2025 was $3,344,199 and $455,417, respectively. Depreciation for certain fixed assets was accelerated during the six months ended June 30, 2026, due to the Company’s shift to RTD clean nutrition manufacturing. Accelerated depreciation expense totaled $2,070,467.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets as of June 30, 2026 and December 31, 2025:

		(in thousands)
	Estimated	June 30, 2026			December 31, 2025
	Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Intellectual property	15	$275	$(21)	$254	$275	$(12)	$263
Pulp brand recipes	15	50	$(13)	$37	$50	$(11)	$39
Non-compete agreement	2	62	(62)	-	62	(62)	-

Total Intangible Assets, net		$387	$(96)	$291	$387	$(85)	$302

Amortization expense for the six months ended June 30, 2026 and 2025 was $10,816 and $4,717, respectively. Annual amortization expense for each of the next five years is estimated to be $21,632 and thereafter $198,654.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30, 2026	December 31, 2025

Accounts payable	$5,991	$3,786
Accrued interest payable	95	-
Accrued payroll	51	335
Accrued vacation	87	102
Other accrued expenses	162	209
Employee retention credit funds	865	865

Total Accounts Payable and Accrued Expenses	$7,251	$5,297

NOTE 7 – NOTES PAYABLE

The following table summarizes notes payable as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025
Streeterville notes	$13,795	$-
Avondale secured promissory note	-	1,006
Insurance financing agreement	77	337
NJD Investments, LLC promissory note	83	248
SBA loans	150	150
Vehicle loans	97	136
Total Gross Debt	$14,202	$1,877

Less: debt discounts and issuance costs	(417)	(221)
Total Net Debt	$13,785	$1,656

The principal payments due on our notes payable for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Years Ending December 31,	Amount
2026 (remaining)	200
2027	13,852
2028	-
2029	-
2030	-
Thereafter	150
Total	$14,202

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

The Company evaluated the accounting treatment of the Streeterville Note under applicable accounting guidance, including ASC 470, Debt, and ASC 815, Derivatives and Hedging. The Company concluded that the OID and debt issuance costs should be recorded as a direct deduction from the carrying amount of the debt and amortized to interest expense over the term of the Streeterville Note using the effective interest method and that certain contingent payment provisions, including the monitoring fee and trigger effect provisions, could result in additional amounts becoming payable upon the occurrence or nonoccurrence of specified future events. The Company determined that these features were not clearly and closely related to the debt host and therefore were required to be bifurcated and accounted for separately as an embedded derivative liability. The fair value of the embedded derivative was determined using a probability-weighted valuation methodology that considered the expected incremental cash flows associated with the monitoring fee and trigger effects, including the probability of the applicable events and an appropriate discount rate. The embedded derivative was initially recognized at fair value as a debt discount and is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings

Streeterville Notes A-1 and B

On June 12, 2026, the Company entered into a Notes Purchase Agreement with Streeterville pursuant to which it issued (i) a Promissory Note A-1 with an original principal amount of $2.17 million (the “A-1 Note”)and (ii) a Secured Promissory Note B with an original principal amount of $10.0 million (the “B Note” and, together with the A-1 Note, the “Notes”). The Notes mature eighteen months from issuance. The A-1 Note bears interest at 8% per annum, while the B Note bears interest at 5% per annum. Interest compounds daily based on a 360-day year.

The Company received aggregate financing proceeds of $12.0 million. Of this amount, $2.0 million was funded directly to the Company. The remaining $10.0 million was deposited into a restricted deposit account maintained pursuant to a Deposit Account Control Agreement. The funds remain restricted and serve as collateral for the B Note until released in accordance with the terms of the financing agreements.

Under the Notes Purchase Agreement, each time the aggregate stated value of the Company’s Series B Preferred Stock held by Streeterville that is retired reaches $500,000, the Company is entitled to request an exchange of $250,000 of the B Note for an A-1 Note. Upon completion of such exchange, an amount equal to the portion of the outstanding balance of the B Note exchanged is released from the restricted deposit account. If the Company does not request the exchange within the applicable 60-day period, the exchange occurs automatically on the 61st day following the applicable event.

As of June 30, 2026, the Company had 6,593 shares of Series B Preferred Stock outstanding. The Company classified $3.3 million of restricted cash expected to be released within twelve months of the balance sheet date based on anticipated reductions in the aggregate stated value of the Series B Preferred Stock as current restricted cash, with the remaining balance classified as noncurrent restricted cash.

The A-1 Note includes an original issue discount of $160,000 and a $10,000 transaction expense payable to the lender, both of which are included in the initial principal amount of the note and are being amortized as additional interest expense over the term of the borrowing using the effective interest method.

The B Note is secured by the restricted deposit account, a first-priority security interest in the membership interests of EDBL Holdings, LLC, and guarantees provided by certain wholly owned subsidiaries. Beginning six months after issuance, the lender may require monthly cash redemptions of portions of the A-1 Note and, under specified circumstances, limited redemptions of the B Note. The financing documents also permit exchanges of portions of the B Note into additional A Notes upon the occurrence of specified contractual milestones. The Company will evaluate any future exchanges under the debt modification and extinguishment guidance in ASC 470-50 when such exchanges occur.

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

Beginning in December 2025, the Company entered into a series of exchange agreements with Streeterville pursuant to which shares of Series B Preferred Stock were exchanged for shares of the Company's common stock. As of December 31, 2025, the Company had exchanged 175 shares of Series B Preferred Stock for an aggregate of 323 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $175,000. For the six months ended June 30, 2026 the Company exchanged 9,781 shares of Series B Preferred Stock for an aggregate of 511,768 shares of common stock, with the aggregate stated value of the exchanged preferred shares totaling $9,781,000.

As of June 30, 2026, there were 6,593 shares of Series B Preferred Stock outstanding and 131 shares were pending issuance.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Public Offerings

On May 23, 2024, the Company completed a best-efforts public offering (the “May Offering”) of (i) 5,416 common units, each consisting of one share of common stock, one Class A warrant (“May Class A Warrant”) to purchase one share of common stock and one Class B warrant (“May Class B Warrant,” together with the May Class A Warrants, the “May Warrants”) to purchase one share of common stock at a purchase price of $25,470 per unit; and (ii) 19 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“May Pre-Funded Warrant”), one May Class A Warrant and one May Class B Warrant at a purchase price of $25,335 per unit.

The May Warrants had an exercise price of $25,425 per share, subject to an exercise price reset, were immediately exercisable, and, in the case of May Class A Warrants, will expire on May 23, 2029, and in the case of May Class B Warrants, will expire on November 23, 2025. The May Warrants had an exercise price reset feature whereby if, on June 22, 2024, the exercise price of the May Warrants was greater than the arithmetic average of the volume-weighted average price of the common stock for the prior five days (the “reset price”), the exercise price of the May Warrants would be reduced to the reset price. Pursuant to the reset feature, the exercise price of the May Warrants became $16,763 on June 22, 2024. The exercise price of the May Warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such May Warrants.

Subject to certain ownership limitations described in the May Pre-Funded Warrants, the May Pre-Funded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $113 per share of common stock any time until all of the May Pre-Funded Warrants are exercised in full.

In connection with the May Offering, on May 22, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim Group LLC (“Maxim”) served as the exclusive placement agent in connection with the May Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the May Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued Maxim warrants to purchase up to an aggregate of 118 shares of common stock (the “May Placement Agent Warrants”). The May Placement Agent Warrants have an exercise price of $25,425 per share and have substantially the same terms as the May Class A Warrants, except the May Placement Agent Warrants were not subject to an exercise price reset and were exercisable beginning November 18, 2024.

The Company received gross proceeds of $5,998,120 from the May Offering and paid underwriting fees of $499,868, resulting in net proceeds of $5,498,252.

On September 30, 2024, the Company closed a best-efforts public offering (the “September Offering”) of (i) 377 common units, each consisting of one share of common stock, one Class A warrant (the “September Class A Warrant”) to purchase one share of common stock and one Class B warrant (the “September Class B Warrant,” together with the September Class A Warrants, the “September Warrants”) to purchase one share of common stock at a purchase price of $4,050 per unit; and (ii) 1,019 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock (“September Pre-Funded Warrant”), one September Class A Warrant and one September Class B Warrant at a purchase price of $3,938 per unit.

The September Warrants have an exercise price of $4,050 per share, are immediately exercisable, and, in the case of September Class A Warrants, will expire on September 30, 2029, and in the case of September Class B Warrants, will expire on March 30, 2026. The exercise price of the September Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such September Warrants. Subject to certain ownership limitations described in the September Pre-Funded Warrants, the September Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $113 per share of common stock any time until all of the September Pre-Funded Warrants are exercised in full.

In connection with the September Offering, on September 27, 2024, the Company also entered into a placement agency agreement pursuant to which Maxim served as the exclusive placement agent in connection with the September Offering. The Company paid Maxim a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the September Offering and reimbursement of certain expenses and legal fees in the amount of $80,000. The Company also issued to Maxim warrants to purchase up to 70 shares of common stock (the “September Placement Agent Warrants”). The September Placement Agent Warrants have an exercise price of $4,050 per share and substantially the same terms as the September Class A Warrants, except the September Placement Agent Warrants are exercisable beginning March 26, 2025.

The Company received gross proceeds of $5,552,484 from the September Offering and paid underwriting and other fees of $757,326, resulting in net proceeds of $4,795,158.

Inducement Letters

On December 23, 2024, the Company entered into an inducement letter agreement (the “December 2024 Inducement”) with an institutional investor and existing holder (the “Holder”) of September Class B Warrants to purchase 740 shares of the Company’s common stock. Pursuant to the December 2024 Inducement, the Holder agreed to exercise the September Class B Warrants for cash at the exercise price of $4,050 per share in consideration for the Company’s agreement to issue: (i) new unregistered five-year warrants to purchase up to an aggregate of 740 shares of common stock at an exercise price of $90 per share (the “December 2024 Class A Warrants”), and (ii) new unregistered eighteen-month warrants to purchase up to an aggregate of 740 shares of common stock at an exercise price of $4,050 per share (the “December 2024 Class B Warrants”). The December 2024 Class A Warrants were immediately exercisable upon issuance and have a term of five years from the issuance date, and the December 2024 Class B Warrants were immediately exercisable and have a term of eighteen months from the issuance date. The Company received $3,841,000 of proceeds from the Inducement Letter Agreement and recognized $177,308 for underwriting and other fees as of December 31, 2024. As a result of the December 2024 Inducement, the Company recognized a deemed dividend of $3,873,000 during the year ended December 31, 2024.

On May 21, 2025, the Company entered into an inducement letter agreement (the “May 2025 Inducement”) with the Holder of September Class A Warrants to purchase 740 shares of the Company’s common stock, (ii) December 2024 Class A Warrants to purchase 740 shares of Common Stock and (iii) December 2024 Class B Warrants to purchase 740 shares of Common Stock; and collectively, the (“Existing Warrants”). The Existing Warrants had original exercise prices of $4,050 per share and became exercisable immediately following issuance. Pursuant to the May 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $1,575 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 4,443 shares of Common Stock at an exercise price of $1,575 per share (the “May 2025 Warrants”). The May 2025 Warrants were immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $3,498,000 of gross proceeds from the May 2025 Inducement and recognized $237,000 for underwriting and other fees as of June 30, 2025. As a result of the May 2025 Inducement, the Company recognized a deemed dividend of $9,833,000.

On October 16, 2025, the Company entered into an inducement letter agreement (the “October 2025 Inducement”) with an institutional investor and existing holder of (i) warrants to purchase 5 shares of the Company’s common stock issued on May 9, 2022 with an initial exercise price of $75,000 (the “May 2022 Warrants”), (ii) warrants to purchase 2 shares of Common Stock issued on September 8, 2023 with an initial exercise price of $270,000 (the “September 2023 Warrants”), (iii) Class A warrants to purchase 24 shares of Common Stock and Class B warrants to purchase 236 shares of Common Stock issued on May 23, 2024 with initial exercise prices of $16,763 (the “May 2024 Warrants”), and (iv) warrants to purchase 4,443 shares of Common Stock issued on May 21, 2025 with an initial exercise price of $1,575 (the “May 2025 Warrants” and collectively with the May 2022 Warrants, September 2023 Warrants, and May 2024 Warrants, the “Existing Warrants”). The Existing Warrants were all immediately exercisable upon issuance. Pursuant to the October 2025 Inducement, the Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $927 per share in consideration for the Company’s agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 8,985 shares of Common Stock at an exercise price of $927 per share (the “October 2025 Warrants”). The October 2025 Warrants will be immediately exercisable upon issuance and have a term of five years from the initial exercise date. The Company received $4,164,000 of gross proceeds from the October 2025 Inducement and recognized $280,000 for underwriting and other fees as of December 31, 2025. As a result of the October 2025 Inducement, the Company recognized a deemed dividend of $6,685,000.

Equity Distribution Agreement

On January 31, 2025, the Company entered into an Equity Distribution Agreement (the “2025 EDA”) with Maxim as sales agent, pursuant to which the Company sold shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $2,516,000. Under the terms of the 2025 EDA, Maxim sold the shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the 2025 EDA terminated on January 31, 2026.

Subject to the terms and conditions of the 2025 EDA, Maxim used its commercially reasonable efforts to sell shares of common stock from time to time, based upon the Company’s instructions. The Company has provided Maxim with customary indemnification rights, and Maxim will be entitled to a fixed commission of 3.5% of the aggregate gross proceeds from the shares sold. The Company agreed to reimburse Maxim for the fees and disbursements of its counsel, payable upon execution of the 2025 EDA, in an amount not to exceed $30,000 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel.

During the year ended December 31, 2025, we sold 1,769 shares of common stock for total gross proceeds of $2,428,392 and paid commissions to Maxim of $88,000.

 On August 11, 2026, we entered into a new Equity Distribution Agreement with Maxim as sales agent. See Note 14, “Subsequent Events,” for further discussion.

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

On June 8, 2023 the stockholders of the Company approved the First Amendment to the 2022 Plan, which increased the number of shares of common stock reserved for issuance thereunder by 13 shares and extended the term of the 2022 Plan until June 8, 2033.

On August 21, 2024, the stockholders of the Company approved the Second Amendment to the 2022 Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 578 shares, (ii) update the recoupment provisions of the 2022 Plan to be consistent with the Company’s Policy for the Recovery of Erroneously Awarded Compensation, and (iii) extend the term of the 2022 Plan until August 21, 2034.

During the six months ended June 30, 2026, the Company issued 116 restricted stock awards to an employee of the Company as compensation and recognized stock-based compensation expense of $5,016 for the awards, which vested immediately. During the six months ended June 30, 2025, the Company did not issue restricted stock awards.

As of June 30, 2026, shares available for future stock compensation grants totaled 1,071.

Warrants

There was no warrant activity during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, outstanding warrants were exercisable for 9,807 shares of common stock at a weighted-average exercise price of $1,923 per share.

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

During the six months ended June 30, 2026, total operating lease cost was $646,526, of which $14,689 was associated with short-term leases. During the six months ended June 30, 2025, total operating lease cost was $136,244, of which $28,463 was associated with short-term leases.

The table below presents total operating lease assets and lease liabilities as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025
Operating lease assets	$3,680	$4,289
Current maturities of operating lease liabilities	$233	$225
Long-term operating lease liabilities	$648	$767

The table below presents the maturities of operating liabilities for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31 are as follows:

(in thousands)
Operating
Leases
2026 (remaining)	$136
2027	273
2028	276
2029	279
2030	-
Total lease payments	964
Less: discount	(83)
Total operating lease liabilities	$881

Other information related to the operating lease term and discount rate is as follows:

June 30,
2026
Weighted-average remaining lease term (years)	3.5
Interest rate	5.0%

Finance Leases

The Company has finance leases for various vehicles with terms of approximately 3 years. The Company’s finance lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

The table below presents total finance lease assets and lease liabilities as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30,	December 31,
	2026	2025
Financing lease assets	$48	$70
Current maturities of finance lease liabilities	$48	$46
Long-term finance lease liabilities	$4	$29

The components of finance lease expense are as follows:

		(in thousands)
		Six Months Ended
	Classification on the Statement of Operations	June 30, 2026	June 30, 2025
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$22	$22
Interest on finance lease liabilities	Interest expense, net	4	6
Total finance lease cost		$26	$28

The table below presents the maturities of financing lease liabilities for the remaining six months ending December 31, 2026 and for each of the next two years ending December 31, and thereafter were as follows:

(in thousands)
Financing
Leases
2026 (remaining)	$26
2027	30
Total lease payments	56
Less: interest	(4)
Total finance lease liabilities	$52

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

NOTE 12 – RELATED PARTY TRANSACTION

Streeterville is a principal stockholder of the Company and the sole holder of the Company's Series B Preferred Stock. Avondale Capital LLC (“Avondale”) is an affiliate of Streeterville. Both entities are considered related parties of the Company. During the six months ended June 30, 2026, the Company entered into notes purchase agreements and related guarantees (see Note 7) and a series of Series B Preferred Stock exchange agreements (see Note 8) with Streeterville. As of June 30, 2026, the Company has an outstanding balance of notes payable due to Avondale and Streeterville (see Note 7).

NOTE 13 – GOING CONCERN

These financial statements are prepared on a going concern basis. The Company began operating in 2020. For the six months ended June 30, 2026, we incurred a net loss of $6.9 million. We expect to experience further significant net losses in the foreseeable future. During the six months ended June 30, 2026, the Company had operating cash flows of $0.9 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through our issuance of debt and equity securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

NOTE 14 – SUBSEQUENT EVENTS

After June 30, 2026, the Company exchanged 4,460 shares of Series B Preferred Stock with an aggregate stated value of $4,460,000 for a total 1,394,553 shares of common stock with Streeterville.

On June 30, 2026, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a 1-for-45 reverse stock split of the Company's issued and outstanding common stock. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on July 8, 2026, and the reverse stock split became effective on July 13, 2026. All share and per share amounts throughout the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

On July 27, 2026, the Company received written notification from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearing Panel (the “Panel”) granted the Company an extension until August 15, 2026 to regain compliance with the rule requiring listed companies to maintain a minimum closing bid price of at least $1 per share (the “Bid Price Rule”). This decision followed the Company’s hearing before the Panel, which was held on July 9, 2026, relating to the Company’s compliance with the Bid Price Rule. The extension by the Panel is contingent on the Company demonstrating compliance with the Bid Price Rule and remaining in compliance with Nasdaq’s continued listing standards. If the Company is not successful in demonstrating compliance with the Bid Price Rule by the deadline, the Panel may reconsider the extension. In addition, the Panel will maintain jurisdiction over the Company’s listing through November 23, 2026. During this period, if the Company does not maintain compliance with the Bid Price Rule, the Panel will immediately delist the Company’s securities from Nasdaq. Pursuant to Nasdaq listing rule 5815(d)(4)(B), the Company will also be subject to a Mandatory Panel Monitor for one year from the date the Nasdaq staff confirms the Company has regained compliance with the Bid Price Rule.

On July 28, 2026, the Company and Meijer Distribution, Inc. (the “Buyer”) entered into a purchase agreement pursuant to which the Company will supply Buyer-branded products to the Buyer (the “2027 Agreement”) beginning in January 2027. The Agreement replaces the agreements between the Company and the Buyer scheduled to expire December 31, 2026. Under the 2027 Agreement, the Company will sell hydroponic, potted, and fresh cut herbs to the Buyer according to per-unit prices set in advance under the 2027 Agreement by the Company and the Buyer. The Buyer’s purchases will be in quantities and according to delivery schedules requested by the Buyer. Under the 2027 Agreement, the Company and the Buyer will renegotiate the prices for each unit annually. Once set, the pricing terms will remain fixed for the remainder of the year, subject to price adjustments as a result of duties, tariffs or other governmental actions that are supported by Company documentation and approved by the Buyer. The 2027 Agreement will become effective January 1, 2027 and will expire on December 31, 2028. The Buyer may terminate the 2027 Agreement (i) without cause upon 60 days’ prior notice, (ii) for cause upon 30 days’ prior written notice of disagreement regarding tariff-related price increases, and (iii) immediately if the Company does not provide the Buyer with products that meet the Buyer’s quality standards. Either party may terminate the 2027 Agreement for cause after a 15-day cure period for resolving a breach of the 2027 Agreement.

On August 11, 2026, the Company entered into an Equity Distribution Agreement (the “2026 EDA”) with Maxim as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $7,195,548. Under the terms of the 2026 EDA, Maxim may sell the shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the 2026 EDA will terminate upon the earliest of (i) August 11, 2027, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

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

As of June 30, 2026, we offer more than 140 stock keeping units ("SKUs") spanning two principal product segments: (i) fresh produce, including cut herbs, hydroponic basil, potted herbs, and wheatgrass; and (ii) shelf-stable and refrigerated consumer packaged goods, including sports nutrition and nutraceuticals (Kick.™ and Vitamin Whey®/Vitamin Way®), fermented gourmet sauces and chili-based products (Pulp®), and functional fermented pickles and sauerkraut (Pickle Party™). We also supply products under private label arrangements to major retail customers. We have leveraged our brand recognition to offer co-manufactured consumer-packaged goods across protein, fermented foods, and flavoring categories in addition to our core fresh produce business. Our tagline "Simply Local, Simply Fresh" reflects our strategy of growing products in regional communities close to the retail locations where they are sold, extending shelf life and supporting local brand awareness.

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

RECENT DEVELOPMENTS

Reverse Stock Split

On July 8, 2026, we filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-45 reverse stock split of its common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on July 13, 2026. As a result of the Reverse Stock Split, every 45 shares of our outstanding common stock were combined into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split; any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of outstanding warrants and to all then-outstanding awards under our equity incentive plan. The Reverse Stock Split did not change the par value of the common stock or the total number of authorized shares. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

The Reverse Stock Split was implemented, in part, to help regain compliance with Nasdaq’s continued listing requirements.

Nasdaq Compliance

On May 27, 2026, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, based upon the closing bid price of our common stock for at least 30 consecutive business days, we no longer met Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we had effected a reverse stock split over the prior one-year period or have effected one or more reverse stock splits in the last two years with a cumulative ratio greater than 250 shares to 1, we were not eligible for any compliance period to regain compliance with the Bid Price Rule. On June 3, 2026, we timely submitted a request for a hearing before a Nasdaq Hearings Panel (the “Panel”), which was scheduled for July 9, 2026. On July 27, 2026, we received written notification from Nasdaq that the Panel granted us an extension until August 15, 2026 to regain compliance with Bid Price Rule. We believe we have regained compliance with the Bid Price Rule as of July 27, 2026.

Streeterville Transactions

During the six months ended June 30, 2026, we entered into exchange agreements (the “Exchange Agreements”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to which we agreed to exchange an aggregate of 9,781 shares of our Series B Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for a total of 511,768 shares of our common stock, par value $0.0001 per share (“Exchange Shares”). The Preferred Stock had an aggregate stated value of $9.7 million. The number of Exchange Shares issued under the Exchange Agreements was determined by dividing the Stated Value by the Nasdaq Minimum Price of our common stock as reported on the Nasdaq Capital Market on the day immediately preceding the date the Exchange Agreements were entered into or a value attributed to the Exchange Shares as determined by the Company and Streeterville. The issuance of the Exchange Shares pursuant to the Exchange Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were conducted pursuant to the exemption provided in Section 3(a)(9) under the Securities Act.

Subsequent to June 30, 2026, we entered into additional Exchange Agreements with Streeterville pursuant to which we agreed to exchange an aggregate of 4,460 shares of the Preferred Stock with an aggregate Stated Value of $4.5 million for a total of approximately 1,394,553 shares of common stock.

Meijer Agreement

On July 28, 2026, we entered into a purchase agreement with Meijer Distribution, Inc. (the “Buyer”) pursuant to which we will supply Buyer-branded products to the Buyer (the “2027 Agreement”) beginning in January 2027. The Agreement replaces the agreements between us and the Buyer scheduled to expire December 31, 2026. Under the 2027 Agreement, we will sell hydroponic, potted, and fresh cut herbs to the Buyer according to per-unit prices set in advance under the 2027 Agreement by us and the Buyer. The Buyer’s purchases will be in quantities and according to delivery schedules requested by the Buyer. Under the 2027 Agreement, we and the Buyer will renegotiate the prices for each unit annually. Once set, the pricing terms will remain fixed for the remainder of the year, subject to price adjustments as a result of duties, tariffs or other governmental actions that are supported by our documentation and approved by the Buyer. The 2027 Agreement will become effective January 1, 2027 and will expire on December 31, 2028. The Buyer may terminate the 2027 Agreement (i) without cause upon 60 days’ prior notice, (ii) for cause upon 30 days’ prior written notice of disagreement regarding tariff-related price increases, and (iii) immediately if we do not provide the Buyer with products that meet the Buyer’s quality standards. Either party may terminate the 2027 Agreement for cause after a 15-day cure period for resolving a breach of the 2027 Agreement.

Equity Distribution Agreement

On August 11, 2026, the Company entered into an Equity Distribution Agreement (the “2026 EDA”) with Maxim as sales agent, pursuant to which the Company may, from time to time, issue and sell shares of its common stock through Maxim in an at-the-market offering for an aggregate offering price of up to $7,195,548. Under the terms of the 2026 EDA, Maxim may sell the shares at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The offering of shares of our common stock pursuant to the 2026 EDA will terminate upon the earliest of (i) August 11, 2027, (ii) the sale of all Shares provided for in the prospectus supplement related to this offering, and (iii) the termination of the EDA by written notice of the Company or Maxim.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30
	2026	2025

REVENUE	$3,550	$3,146

OPERATING EXPENSES
Cost of goods sold, excluding depreciation	2,955	2,512
Selling, general and administrative expenses	3,134	3,993
Depreciation and amortization	654	234
Gain on sale of asset	(16)	-
Total operating expense	6,727	6,739

Loss from operations	(3,177)	(3,593)

Other income (expenses)
Interest expense, net	(163)	(389)
Loss on extinguishment of debt	-	(114)
Other income / (loss)	81	53
Total other income (expenses)	(82)	(450)

NET LOSS	$(3,259)	$(4,043)

Revenue

Revenue was $3.6 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The increase in revenue of $404 thousand, or 12.8%, is primarily attributable to continued growth in our cut herb portfolio across our retail client base, which grew $532 thousand, or 50.5%, and increased to approximately 42% of gross sales from approximately 30% in the prior-year period.

Operating Expenses

Operating expenses were $6.7 million for the three months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025. Operating expenses decreased $12 thousand, or 0.2%, primarily due to a $859 thousand (21.5%) decrease in selling, general and administrative expenses, reflecting non-recurring professional fees incurred in the prior-year period in connection with certain corporate transactions, partially offset by a $443 thousand (17.6%) increase in cost of goods sold, driven by increased sales and a portfolio shift to cut herbs, which is primarily sourced from third party growers at higher cost, and a $420 thousand (179.5%) increase in depreciation and amortization, reflecting a larger depreciable asset base related to assets acquired from Natural Shrimp in May 2025.

Loss from operations

Loss from operations was $3.2 million for the three months ended June 30, 2026, compared to $3.6 million for the three months ended June 30, 2025. The decrease in the loss from operations was driven by an increase in revenue and a decrease in operating expenses, primarily lower selling, general and administrative expenses, partially offset by higher cost of goods sold and depreciation expense

Interest expense

Interest expense was $163 thousand for the three months ended June 30, 2026, compared to $389 thousand for the three months ended June 30, 2025. Interest expense decreased $226 thousand, or 58.1%, even as total debt outstanding increased, as higher-cost short-term debt was repaid and replaced with lower-cost Streeterville financing at rates of 5.0% to 8.0% per annum.

Net loss

Net loss was $3.3 million for the three months ended June 30, 2026, compared to a net loss of $4.0 million for the three months ended June 30, 2025. The reasons for the decrease in net loss are explained above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30
	2026	2025

REVENUE	$6,891	$5,864

OPERATING EXPENSES
Cost of goods sold, excluding depreciation	7,345	5,142
Selling, general and administrative expenses	6,039	6,760
Depreciation and amortization	3,378	482
Gain on sale of asset	(16)	(1)
Total operating expense	16,746	12,383

Loss from operations	(9,855)	(6,519)

Other income (expenses)
Interest expense, net	(313)	(829)
Loss on extinguishment of debt	-	(114)
Loss on sale of tax benefit	(235)	-
Other income / (loss)	121	95
Total other income (expenses)	(427)	(848)

Loss before income taxes	(10,282)	(7,367)

Income tax benefit	3,354	-

NET LOSS	$(6,928)	$(7,367)

Revenue

Revenue was $6.9 million for the six months ended June 30, 2026, compared to $5.9 million for the six months ended June 30, 2025. The increase in revenue of $1.0 million, or 17.5%, is primarily attributable to continued growth in our cut herb portfolio across our retail client base, which grew $1.1 million, or 49.3%, and increased to approximately 45% of gross sales from approximately 35% in the prior-year period.

Operating Expenses

Operating expenses were $16.7 million for the six months ended June 30, 2026, compared to $12.4 million for the six months ended June 30, 2025, an increase of $4.4 million, or 35.2%, primarily due to a $2.2 million (42.8%) increase in cost of goods sold, driven by increased sales and a portfolio shift to cut herbs, which is primarily sourced from third party growers at higher cost, and a $2.9 million (600.8%) increase in depreciation and amortization from accelerated depreciation of certain fixed assets related to the Company's pivot to RTD clean nutrition manufacturing. These increases were partially offset by a $721 thousand (10.7%) decrease in selling, general and administrative expenses, primarily due to a $667 thousand decrease in legal fees, a $473 thousand decrease in audit and accounting fees, and a $262 thousand decrease in bad debt expense, reflecting non-recurring professional fees incurred in the prior-year period in connection with certain corporate transactions, partially offset by higher salaries and wages and rent expense.

Loss from operations

Loss from operations was $9.9 million for the six months ended June 30, 2026, compared to $6.5 million for the six months ended June 30, 2025.The increase in the loss from operations was driven by higher overall expenses across cost of goods sold and depreciation expense, partially offset by an increase in revenue.

Interest expense

Interest expense was $313 thousand for the six months ended June 30, 2026, compared to $829 thousand for the six months ended June 30, 2025. Interest expense decreased $516 thousand, or 62.2%, even as total debt outstanding increased, as higher-cost short-term debt was repaid and replaced with lower-cost Streeterville financing at rates of 5.0% to 8.0% per annum.

Income tax benefit

Income tax benefit was $3.4 million for the six months ended June 30, 2026. We transferred state tax benefit to a third-party buyer in exchange for a cash consideration and recorded a gain driven primarily due to valuation allowance release.

Net loss

Net loss was $6.9 million for the six months ended June 30, 2026, compared to a net loss of $7.4 million for the six months ended June 30, 2025. The reasons for the decrease in net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. We recognized net losses of approximately $6.9 million during the six months ended June 30, 2026 and $17.3 million during the year ended December 31, 2025. We expect our capital expenses and operational expenses to increase in the future due to expected increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raises substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, and operations, among other sources. If we are unable to raise additional capital, we believe that our existing cash will fund operations into the third quarter of 2026 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our operations have consumed substantial amounts of cash since inception. The net cash provided by operating activities was $0.9 million and the net cash used in operating activities was $6.8 million during the six months ended June 30, 2026 and 2025, respectively. Our financial statements have been prepared on a “going concern” basis. However, substantial doubt exists regarding our ability to continue as a going concern for the next twelve months. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity or equity-linked securities by us would result in significant dilution of the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back or cease operations, which could cause our stockholders to lose some or all of their investment in us. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

As of June 30, 2026 and December 31, 2025, we had $0.7 million and $1.1 million in cash and cash equivalents available, respectively. During the six months ended June 30, 2026, cash provided by operating activities was $0.9 million. As of June 30, 2026 and December 31, 2025, we had $14.2 million and $1.9 million of total gross debt outstanding, respectively. As of June 30, 2026, we had cash available for operations of $0.7 million, after excluding $10.0 million of restricted cash securing the Streeterville B Note. Subsequent to June 30, 2026, the Company also entered into the 2026 EDA, providing access to up to $7.2 million of additional capital through an at-the-market offering, which management believes provides an additional source of liquidity. See Note 14, “Subsequent Events,” for further discussion.

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

Capital Resources

For the six months ended June 30, 2026, we incurred a net loss of $6.9 million. During the six months ended June 30, 2026, we had operating cash flows of $0.9 million, after excluding $10.0 million of restricted cash securing the Streeterville B Note.

In January 2026, we completed the sale of certain New Jersey state net operating loss carryforwards under the New Jersey Economic Development Authority's Technology Business Tax Certificate Transfer Program, which had resulted in a deferred tax asset of approximately $3.4 million, in exchange for gross proceeds of approximately $3.1 million, resulting in net cash proceeds of approximately $3.0 million after transaction-related costs of approximately $0.1 million.

On March 3, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued to Streeterville a secured promissory note in the principal amount of $1.6 million (the "Streeterville Note"), which included an original issue discount of $120 thousand and reimbursement of Streeterville's transaction expenses of $5 thousand, for a purchase price of $1.5 million. The Streeterville Note bears interest at a rate of 8.0% per annum and matures 13 months after its issuance date.

On June 12, 2026, the Company entered into a Notes Purchase Agreement with Streeterville pursuant to which it issued (i) a Promissory Note A-1 with an original principal amount of $2.17 million and (ii) a Secured Promissory Note B with an original principal amount of $10.0 million. The notes mature eighteen months from issuance. The A-1 Note bears interest at 8% per annum, while the B Note bears interest at 5% per annum.

Subsequent to June 30, 2026, the Company entered into the 2026 EDA, providing access to up to $7.2 million of additional capital through an at-the-market offering under its effective shelf registration statement. See Note 14, “Subsequent Events,” for further discussion.

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

For more information on our outstanding debt as of June 30, 2026 and December 31, 2025, see Note 7 “Notes Payable.”

Cash Flows

Operating activities

During the six months ended June 30, 2026, cash provided by operating activities was $0.9 million. During the six months ended June 30, 2025, cash used for operating activities was $6.8 million.  For the six months ended June 30, 2026, the net loss of $7.0 million was offset by depreciation and amortization of $3.4 million, amortization of operating lease right-of-use assets of $608 thousand, amortization of debt discount of $178 thousand, and a net working capital source of $3.6 million.

Investing activities

During the six months ended June 30, 2026 and 2025, cash used in investing activities was $3.4 million and $122 thousand, respectively. The increase is related to the cash flow impact from higher capital expenditures related to the Natural Shrimp asset purchase.

Financing activities

During the six months ended June 30, 2026 and 2025, cash provided by financing activities was $12.0 million and $6.2 million, respectively. The increase is driven by $13.5 million of proceeds from debt; $1.5 million from the Streeterville Note (March 2026) and $12.0 million from the Streeterville Notes A-1 and B (June 2026). The increase was offset by $1.5 million of debt repayments and $22 thousand of lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2026, at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There can be no assurance that our shares will continue to be listed on Nasdaq, which would affect our common stock’s liquidity and reduce our ability to raise capital.

On July 22, 2026, the SEC approved a new continued listing requirement codified as Nasdaq Listing Rule 5550(a)(6) that requires companies to maintain a market value of listed securities of at least $5 million (the “MVLS Requirement”). On July 29, 2026, the SEC provided notice that the order approving the MVLS Requirement was stayed pending a petition for review of the action. As of June 30, 2026, we are not in compliance with the MVLS Requirement if it were to come into effect. Under Nasdaq Listing Rule 5810(c)(1), if the MVLS Requirement comes into effect and we fail to meet the MVLS Requirement for 30 consecutive business days, our securities will be suspended and immediately delisted from the Nasdaq Capital Market, even if we are appealing a delisting determination to a Panel, and the Panel will have limited discretion to reverse the delisting determination if it was issued in error or grant an exception for up to 180 days for us to demonstrate compliance with all requirements for initial listing on Nasdaq. Additionally, pursuant to the Panel’s decision relating to our delisting appeal, the Panel will maintain jurisdiction over our listing status until November 23, 2026, and if we become non-compliant with any other listing rule, aside from the Bid Price Rule, during this time period, we will be allowed seven calendar days to advise the Panel on our plan to cure the listing deficiency, and the Panel will, at that time, determine whether to grant us an exception to cure the deficiency or delist our securities from Nasdaq. This includes the MVLS Requirement.

We cannot assure you that we will be able to regain compliance with the MVLS Requirement and maintain compliance with Nasdaq’s other continued listing standards. Accordingly, our common stock and certain warrants could be delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	we may lose the confidence of our business partners, which would jeopardize our ability to continue our business as currently conducted;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation, filed July 8, 2026.	8-K	001-41371	July 9, 2026
10.1±#	Notes Purchase Agreement, dated June 12, 2026, by and between Edible Garden AG Incorporated and Streeterville Capital, LLC.	8-K	001-41371	June 12, 2026
10.2	Form of Promissory Note A‑1.	8-K	001-41371	June 12, 2026
10.3	Form of Secured Promissory Note B.	8-K	001-41371	June 12, 2026
10.4	Form of Guaranty, by and among certain subsidiaries of Edible Garden AG Incorporated and Streeterville Capital, LLC.	8-K	001-41371	June 12, 2026
10.5±#	Purchase Agreement dated as of January 1, 2027 by and between the Company and Meijer Distribution, Inc.	8-K	001-41371	August 3, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Deficit, and (v) related Notes to Consolidated Financial Statements.

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

Date: August 14, 2026

